Form 10-Q
period 2023-03-31
SilverBox Corp III
filed 2023-05-09
CIK 1859686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41632

SILVERBOX CORP III

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2754279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 S. Capital of Texas Highway

Building 2, Suite 285

Austin, TX 78746

(Address of principal executive offices)

(512) 575-3637

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	SBXC.U	New York Stock Exchange LLC
Shares of Class A common stock included as part of the units	SBXC	New York Stock Exchange LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SBXC WS	New York Stock Exchange LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 8, 2023, there were 13,800,000 shares of Class A common stock, $0.0001 par value and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SILVERBOX CORP III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SILVERBOX CORP III

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash on hand	$1,197,258	$12,560
Prepaid expenses	23,967	—
Short-term prepaid insurance	300,785	—
Total current assets	1,522,010	12,560

Deferred offering costs	—	441,048
Long-term prepaid insurance	123,656	—
Cash and marketable securities held in Trust Account	139,866,180	—
Total Assets	$141,511,846	$453,608

Liabilities and Stockholders’ (Deficit) Equity
Accrued offering costs and expenses	$333,400	$219,410
Accrued expenses	178,516	6,450
Income taxes payable	95,890	—
Promissory note – related party	—	214,493
Total current liabilities	607,806	440,353

Deferred underwriting fee payable	4,830,000	—
Total Liabilities	5,437,806	440,353

Commitments and Contingencies

Class A common stock subject to possible redemption, 13,800,000 shares at $10.12 per share redemption value as of March 31, 2023 and none at December 31, 2022	139,639,973	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at March 31, 2023 and December 31, 2022(1)	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(3,566,278)	(11,745)
Total Stockholders’ (Deficit) Equity	(3,565,933)	13,255
Total Liabilities and Stockholders’ (Deficit) Equity	$141,511,846	$453,608
(1)	The December 31, 2022 balance includes an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on the date of the Initial Public Offering, March 2, 2023 (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$333,629	$—
Loss from operations	(333,629)	—

Other income:
Interest earned on marketable securities held in Trust Account	402,524	—
Unrealized gain on marketable securities held in Trust Account	83,656	—
Total other income	486,180	—

Income before provision for income taxes	152,551	—

Provision for income taxes	(95,890)	—
Net income	$56,661	$—

Weighted average shares outstanding of Class A common stock	4,496,629	—
Basic and diluted net income per share, Class A common stock	$0.01	$—

Weighted average shares outstanding of Class B common stock(1)	3,450,000	3,000,000
Basic and diluted net income per share, Class B common stock	$0.01	$—

(1)	For the three months ended March 31, 2022, the weighted average shares outstanding excluded an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on March 2, 2023, the date the Initial Public Offering was consummated (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2023	—	$—	3,450,000	$345	$24,655	$(11,745)	$13,255

Sale of 4,260,000 private placement warrants	—	—	—	—	6,390,000	—	6,390,000

Fair value of public warrants at issuance	—	—	—	—	1,062,600	—	1,062,600

Allocated value of transaction costs to Class A common stocks	—	—	—	—	(111,642)	—	(111,642)

Accretion for Class A common stock to redemption amount	—	—	—	—	(7,365,613)	(3,611,194)	(10,976,807)

Net income	—	—	—	—	—	56,661	56,661

Balance – March 31, 2023	—	$—	3,450,000	$345	$—	$(3,566,278)	$(3,565,933)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022(1)	—	$—	3,450,000	$345	$24,655	$(2,316)	$22,684

Net loss	—	—	—	—	—	—	—

Balance – March 31, 2022	—	$—	3,450,000	$345	$24,655	$(2,316)	$22,684
(1)	Includes an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on March 2, 2023, the date the Initial Public Offering was consummated (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$56,661	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest (earned) on marketable securities held in Trust Account	(402,524)	—
Unrealized (gain) on marketable securities held in Trust Account	(83,656)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,967)
Short-term prepaid insurance	(300,785)	—
Long-term prepaid insurance	(123,656)	—
Accrued expenses	172,066	—
Income taxes payable	95,890	—
Net cash used in operating activities	(609,971)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(139,380,000)	—
Net cash used in investing activities	(139,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,516,000	—
Proceeds from sale of private placement warrants	6,390,000	—
Proceeds from promissory note – related party	65,000	200,000
Repayment of promissory note – related party	(279,493)	—
Payment of offering costs	(516,838)	(119,994)
Net cash provided by financing activities	141,174,669	80,006

Net Change in Cash	1,184,698	80,006
Cash – Beginning of period	12,560	29,530
Cash – End of period	$1,197,258	$109,536

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$113,990	$—
Accretion of Class A common stock to redemption value	$10,976,807	$—
Deferred underwriting fee payable	$4,830,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SilverBox Corp III (the “Company”) is a blank check company incorporated as a Delaware corporation on March 16, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the company’s Initial Public Offering was declared effective on February 27, 2023. On March 2, 2023, the Company consummated the Initial Public Offering of 13,800,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Common Stock”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units, at $10.00 per Unit, generating gross proceeds of $138,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,260,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, SilverBox Sponsor III LLC (the “Sponsor”), generating gross proceeds of $6,390,000 which is described in Note 4.

Transaction costs amounted to $8,385,876 consisting of $2,484,000 of underwriting fees, net of $276,000 reimbursed by the underwriter, $4,830,000 of deferred underwriting fees, and $1,071,876 of other offering costs.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the Initial Public Offering on March 2, 2023, an amount of $139,380,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate the initial Business Combination within the Completion Window from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s Public Shares if the Company has not completed an initial Business Combination within the Completion Window, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the Company’s public stockholders.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. The stockholders will be entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (net of permitted withdrawals), divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is $10.12 per Public Share as of March 31, 2023.

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets, after payment of the deferred underwriting commissions, of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has only 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (or 21 months if the time to complete an initial business combination is extended as described in the Registration Statement, (the “Combination Period”)). However, if the Company has not completed the initial Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses ), divided by the number of the outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In order to extend the completion window from 18 to 21 months, our Sponsor must purchase 920,000 Private Placement Warrants (at any time following the closing of this offering and prior to the consummation of our initial business combination at a purchase price of $1.50 per Private Placement Warrant). These warrants will have the same terms and conditions as the Private Placement Warrants issued at the Initial Public Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Sponsor, directors and officers have entered into a letter agreement with the Company, pursuant to which they will agree to: (1) waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummated its initial Business Combination within the Combination Window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the completion window) (4) vote their Founder Shares and any public shares purchased during or after the Initial Public Offering in favor of the initial Business Combination.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below: (1) $10.10 per Public Share or (2) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, less income and franchise taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity

As of March 31, 2023, the Company had $1,197,258 in its operating bank accounts, $139,866,180 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $914,204.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently maintains sufficient liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of this financial statement. The specific impact on the Company’s financial condition is also not determinable as of the date of this financial statement.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 1, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart the Business Startups Act of 2012, (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,197,258 and $12,560 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Cash and Marketable Securities Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through March 31, 2023, the Company did not withdraw any interest earned on the Trust Account. As of December 31, 2022 there were no funds deposited in the Trust Account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Warrants (as defined in Note 3) were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock sold as part of the Units in the Initial Public Offering is issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity is allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(1,062,600)
Common stock issuance costs	(8,274,234)
Plus:
Remeasurement of carrying value to redemption value	10,976,807
Common stock subject to possible redemption, March 31, 2023	$139,639,973

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset of $65,535 and $1,681, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate was 62.86% for the three months ended March 31, 2023 and 0% for the three months ended March 31, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At March 31, 2023, the Company had outstanding warrants to purchase up to 8,860,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income per common share.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023 and December 31, 2022, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three months ended March 31, 2023 and 2022, earnings were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants, and allocated pro rata between the two classes of common shares. The deemed dividend to Class A stockholders was allocated to the Class A shares as follows:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$32,062	$24,599	$—	$—
Accretion of common stock to redemption value	—	—	—	—
	$32,062	$24,599	$—	$—
Denominator:
Basic and diluted weighted average common shares outstanding	4,496,629	3,450,000	—	3,000,000
Basic and diluted net income per common share	$0.01	$0.01	$—	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

Pursuant to the Initial Public Offering, the Company sold 13,800,000 Units, which includes the full exercise by the underwriters of their overallotment option in the amount of 1,800,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Public Warrants

Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the initial Business Combination

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

In addition, if (i) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of common stock underlying such unit.

Redemption of Public Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and
●	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”), provided that a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-trading day measurement period.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

NOTE 4. PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,260,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,390,000 from the Company in a private placement. Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrant were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Common Stock (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 31, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). In December 2021, we effected a stock dividend of 2.5 shares for each founder share resulting in the sponsor owning 7,187,500 shares of Class B common stock.

November 2022 Stock Surrender

In November 2022, the sponsor surrendered 718,750 founder shares back to the Company for no consideration resulting in the sponsor owning 6,468,750 shares of Class B common stock.

January 2023 Stock Surrender

In January 2023, the sponsor surrendered 3,593,750 founder shares back to the Company for no consideration resulting in the sponsor owning 2,875,000 shares of Class B common stock.

February 2023 Stock Dividend

In February 2023, the Company effected stock dividend equal to 0.2 shares for each share of Class B common stock outstanding resulting in the sponsor owning 3,450,000 shares of Class B common stock, par value $0.0001 at an implied valuation of or approximately $0.008 per share. Up to 450,000 Founder Shares are no longer subject to forfeiture by the Sponsor due to the underwriter’s option to exercise the over-allotment in full at the Initial Public Offering.

Promissory Note

On March 31, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. On December 21, 2021, the Sponsor agreed to extend the Promissory Note to the earlier of June 30, 2022 or the closing of the Initial Public Offering. Subsequently, on October 28, 2022, the Sponsor agreed to extend the Promissory Note to the earlier of June 30, 2023 or the closing of the Initial Public Offering. On March 2, 2023, as part of the Initial Public Offering, $279,493 was repaid to the Sponsor and no balances remain outstanding.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Administrative Services Agreement

The Company has agreed to pay the Sponsor, commencing on February 27, 2023, a total of $25,000 per month for office space, administrative and shared personnel support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred and paid $25,000 of administrative services fees. For the year ended December 31, 2022, the Company did not incur any fees for these services.

Financial Advisory Services

On February 13, 2023, the Company and Signet Securities, LLC (“Signet”) entered into an agreement in which the Company engages Signet as its exclusive financial advisor in connection with the Initial Public Offering. Signet will receive an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, totaling $276,000, which will be paid to Signet upon the closing the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, which will be paid to Signet upon the closing of the Business Combination. One of the Founding Partners of the Company, and the Chief Operating Officer, are registered representatives of Signet, and will participate in a portion of the fees payable to Signet in connection with the closing of the Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 27, 2023, the holders of the (i) Founder Shares, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) have registration rights to require the Company to register a sale of any of the Company’s securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $4,830,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022 there were no shares of Class A common stock issued or outstanding, excluding 13,800,000 and 0 Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2023 there were 3,450,000 shares of Class B common stock issued and outstanding. At December 31, 2022 there were 3,450,000 shares of Class B common stock issued and outstanding and an aggregate of up to 450,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder will collectively own 20% of the Company’s issued and outstanding common stocks after the Proposed Public Offering. The underwriters elected to exercise their option in full at the Initial Public Offering and as such the 450,000 shares are no longer subject to forfeiture.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

The Class B common stock will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2023
Assets:
Cash and Marketable securities held in Trust Account	1	$139,866,180

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SilverBox Corp III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SilverBox Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 16, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 16, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $56,661, which consists of interest income on marketable securities held in the Trust Account of $402,524 and an unrealized gain on marketable securities held in our Trust Account of $83,656, offset by operating costs of $333,629 and provision for income taxes of $95,890.

For the three months ended March 31, 2022, we had no net income or loss.

Liquidity and Capital Resources

On March 2, 2023, we consummated the Initial Public Offering of 13,800,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units, at $10.00 per Unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,260,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,390,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $139,380,000 was placed in the Trust Account. We incurred $8,385,876 consisting of $2,484,000 of underwriting fees, net of $276,000 reimbursed by the underwriter, $4,830,000 of deferred underwriting fees, and $1,071,876 of other offering costs.

For the three months ended March 31, 2023, cash used in operating activities was $609,971. Net income of $56,661 was affected by interest earned on marketable securities held in the Trust Account of $402,524 and unrealized gain on marketable securities held in Trust Account of $83,656. Changes in operating assets and liabilities used $180,452 of cash for operating activities.

For the three months ended March 31, 2022 cash used in operating activities was $0.

As of March 31, 2023, we had marketable securities held in the Trust Account of $139,866,180 (including approximately $402,524 of interest income and $83,656 of unrealized gain on marketable securities) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $1,197,258. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The units would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,830,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2, 2023, we consummated the Initial Public Offering of 13,800,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units, at $10.00 per Unit, generating gross proceeds of $138,000,000. Credit Suisse acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-269713). The Securities and Exchange Commission declared the registration statement effective on February 27, 2023.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,260,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,390,000. Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

We paid a total of $8,385,876 consisting of $2,484,000 of underwriting fees, net of $276,000 reimbursed by the underwriter, $4,830,000 of deferred underwriting fees, and $1,071,876 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Title of Document	Notes
1.1	Underwriting Agreement, dated February 27, 2023, between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters	(1)
3.1	Amended and Restated Certificate of Incorporation	(1)
4.1	Public Warrant Agreement, dated February 27, 2023, between Continental Stock Transfer & Trust Company and the Company	(1)
4.2	Private Warrant Agreement, dated February 27, 2023, between Continental Stock Transfer & Trust Company and the Company	(1)
10.1	Private Placement Warrants Purchase Agreement, dated February 27, 2023, between the Company and SilverBox Sponsor III LLC	(1)
10.2	Investment Management Trust Account Agreement, dated February 27, 2023, between Continental Stock Transfer & Trust Company and the Company	(1)
10.3	Registration and Stockholder Rights Agreement, dated February 27, 2023, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto	(1)
10.4	Letter Agreement, dated February 27, 2023, among the Company, the Sponsor, certain investors in the Sponsor and each of the initial stockholders, directors and officers of the Company	(1)
10.5	Administrative Services Agreement, dated February 27, 2023, by and between the Company and the Sponsor	(1)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

*	Filed herewith.
(1)	Incorporated by reference to same-numbered exhibit filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2023.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERBOX CORP III

Date: May 9, 2023	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)