Form 10-Q
period 2023-06-30
SilverBox Corp III
filed 2023-08-10
CIK 1859686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 9, 2023, there were 13,800,000 shares of Class A common stock, $0.0001 par value and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SILVERBOX CORP III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SILVERBOX CORP III

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash on hand	$1,068,774	$12,560
Prepaid expenses	15,564	—
Short-term prepaid insurance	300,785	—
Total current assets	1,385,123	12,560

Deferred offering costs	—	441,048
Long-term prepaid insurance	48,460	—
Marketable securities held in Trust Account	141,179,439	—
Total Assets	$142,613,022	$453,608

Liabilities and Stockholders’ (Deficit) Equity
Accrued offering costs	$333,400	$219,410
Accrued expenses	255,483	6,450
Income taxes payable	60,975	—
Promissory note – related party	—	214,493
Total current liabilities	649,858	440,353

Deferred underwriting fee payable	4,830,000	—
Total Liabilities	5,479,858	440,353

Commitments and Contingencies

Class A common stock subject to possible redemption, 13,800,000 shares at $10.21 per share redemption value as of June 30, 2023 and none at December 31, 2022	140,938,147	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at June 30, 2023 and December 31, 2022(1)	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(3,805,328)	(11,745)
Total Stockholders’ (Deficit) Equity	(3,804,983)	13,255
Total Liabilities and Stockholders’ (Deficit) Equity	$142,613,022	$453,608
(1)	The December 31, 2022 balance includes an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on the date of the Initial Public Offering, March 2, 2023 (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$289,050	$2,979	$622,679	$2,979
Loss from operations	(289,050)	(2,979)	(622,679)	(2,979)

Other income (loss):
Interest earned on marketable securities held in Trust Account	1,711,158	—	2,113,682	—
Unrealized (loss) gain on marketable securities held in Trust Account	(17,899)	—	65,757	—
Total other income, net	1,693,259	—	2,179,439	—

Income (loss) before provision for income taxes	1,404,209	(2,979)	1,556,760	(2,979)
Provision for income taxes	(345,085)	—	(440,975)	—
Net income (loss)	$1,059,124	$(2,979)	$1,115,785	$(2,979)

Weighted average shares outstanding of Class A common stock	13,800,000	—	9,200,000	—
Basic and diluted net income per share, Class A common stock	$0.06	$—	$0.09	$—

Weighted average shares outstanding of Class B common stock(1)	3,450,000	3,000,000	3,450,000	3,000,000
Basic and diluted net income per share, Class B common stock	$0.06	$—	$0.09	$—

(1)	For the three and six months ended June 30, 2022, the weighted average shares outstanding excluded an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on March 2, 2023, the date the Initial Public Offering was consummated (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	3,450,000	$345	$24,655	$(11,745)	$13,255

Sale of 4,260,000 private placement warrants	—	—	—	—	6,390,000	—	6,390,000

Fair value of public warrants at issuance	—	—	—	—	1,062,600	—	1,062,600

Allocated value of transaction costs to Class A common stocks	—	—	—	—	(111,642)	—	(111,642)

Accretion for Class A common stock to redemption amount	—	—	—	—	(7,365,613)	(3,611,194)	(10,976,807)

Net income	—	—	—	—	—	56,661	56,661

Balance — March 31, 2023	—	$—	3,450,000	$345	$—	$(3,566,278)	$(3,565,933)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,298,174)	(1,298,174)

Net income	—	—	—	—	—	1,059,124	1,059,124

Balance — June 30, 2023	—	$—	3,450,000	$345	$—	$(3,805,328)	$(3,804,983)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022(1)	—	$—	3,450,000	$345	$24,655	$(2,316)	$22,684

Net loss	—	—	—	—	—	—	—

Balance — March 31, 2022	—	$—	3,450,000	$345	$24,655	$(2,316)	$22,684

Net loss	—	—	—	—	—	(2,979)	(2,979)

Balance — June 30, 2022	—	$—	3,450,000	$345	$24,655	$(5,295)	$19,705
(1)	Includes an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on March 2, 2023, the date the Initial Public Offering was consummated (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,115,785	$(2,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest (earned) on marketable securities held in Trust Account	(2,113,682)	—
Unrealized (gain) on marketable securities held in Trust Account	(65,757)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,564)	—
Short-term prepaid insurance	(300,785)	—
Long-term prepaid insurance	(48,460)	—
Accrued expenses	249,033	—
Income taxes payable	60,975	—
Net cash used in operating activities	(1,118,455)	(2,979)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(139,380,000)	—
Cash withdrawn from Trust Account to pay income taxes	380,000	—
Net cash used in investing activities	(139,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,516,000	—
Proceeds from sale of private placement warrants	6,390,000	—
Proceeds from promissory note - related party	65,000	200,000
Repayment of promissory note - related party	(279,493)	—
Payment of offering costs	(516,838)	(128,391)
Net cash provided by financing activities	141,174,669	71,609

Net Change in Cash	1,056,214	68,630
Cash – Beginning of period	12,560	29,530
Cash – End of period	$1,068,774	$98,160

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$113,990	$7,000
Accretion of Class A common stock to redemption value	$12,274,981	$—
Deferred underwriting fee payable	$4,830,000	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. The stockholders will be entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (net of permitted withdrawals), divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is $10.21 per Public Share as of June 30, 2023.

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

Liquidity

As of June 30, 2023, the Company had $1,068,774 in its operating bank account, $141,179,439 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $735,265.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 1, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,068,774 and $12,560 in cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

At June 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through June 30, 2023, the Company withdrew $380,000 of interest earned on the Trust Account. As of December 31, 2022, there were no funds deposited in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock sold as part of the Units in the Initial Public Offering is issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity is allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(1,062,600)
Common stock issuance costs	(8,274,234)
Plus:
Remeasurement of carrying value to redemption value	12,274,981
Common stock subject to possible redemption, June 30, 2023	$140,938,147

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset of $115,736 and $1,681, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate for the three and six months ended June 30, 2023 were 24.58% and 28.33%, respectively, while the effective tax rate for the three and six months ended June 30, 2022 was 0%. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At June 30, 2023, the Company had outstanding warrants to purchase up to 8,860,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income (loss) per common share.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023 and December 31, 2022, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three and six months ended June 30, 2023 and 2022, earnings were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants, and allocated pro rata between the two classes of common shares. The deemed dividend to Class A stockholders was allocated to the Class A shares as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$847,299	$211,825	$—	$(2,979)	$811,480	$304,305	$—	$(2,979)

Denominator:
Basic and diluted weighted average common shares outstanding	13,800,000	3,450,000	—	3,000,000	9,200,000	3,450,000	—	3,000,000
Basic and diluted net income (loss) per common share	$0.06	$0.06	$—	$(0.00)	$0.09	$0.09	$—	$(0.00)

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Public Warrants

Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023 or the closing of the Initial Public Offering. On March 2, 2023, as part of the Initial Public Offering, $279,493 was repaid to the Sponsor and no balances remain outstanding.

Administrative Services Agreement

The Company has agreed to pay the Sponsor, commencing on February 27, 2023, a total of $25,000 per month for office space, administrative and shared personnel support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred and paid $75,000 and $100,000 of administrative services fees, respectively. For the year ended December 31, 2022, the Company did not incur any fees for these services.

Financial Advisory Services

On February 13, 2023, the Company and Signet Securities, LLC (“Signet”) entered into an agreement in which the Company engages Signet as its exclusive financial advisor in connection with the Initial Public Offering. Signet will receive an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, totaling $276,000, and (2) 20% of the deferred underwriting commission payable to the underwriter, which will be paid to Signet upon the closing of the Business Combination. One of the Founding Partners of the Company, and the Chief Operating Officer, are registered representatives of Signet, and will participate in a portion of the fees payable to Signet in connection with the closing of the Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022 there were no shares of Class A common stock issued or outstanding, excluding 13,800,000 and 0 Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2023 there were 3,450,000 shares of Class B common stock issued and outstanding. At December 31, 2022 there were 3,450,000 shares of Class B common stock issued and outstanding and an aggregate of up to 450,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder will collectively own 20% of the Company’s issued and outstanding common stocks after the Proposed Public Offering. The underwriters elected to exercise their option in full at the Initial Public Offering and as such the 450,000 shares are no longer subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$141,179,439

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 16, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $1,059,124, which consists of interest income on marketable securities held in the Trust Account of $1,711,158, offset by operating costs of $289,050, an unrealized loss on marketable securities held in Trust Account of $17,899 and provision for income taxes of $345,085.

For the six months ended June 30, 2023, we had a net income of $1,115,785, which consists of interest income on marketable securities held in the Trust Account of $2,113,682 and an unrealized gain on marketable securities held in Trust Account of $65,757, offset by operating costs of $622,679 and provision for income taxes of $440,975.

For the three and six months ended June 30, 2022, we had net loss of $2,979, which consists of operating costs.

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

For the six months ended June 30, 2023, cash used in operating activities was $1,118,455. Net income of $1,115,785 was affected by interest earned on marketable securities held in the Trust Account of $2,113,682 and unrealized gain on marketable securities held in Trust Account of $65,757. Changes in operating assets and liabilities used $54,801 of cash for operating activities.

For the six months ended June 30, 2022 cash used in operating activities was $2,979 which represents net loss during the period.

As of June 30, 2023, we had marketable securities held in the Trust Account of $141,179,439 (including approximately $1,799,439 of interest income that has not been withdrawn and $65,757 of unrealized gain on marketable securities) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn $380,000 of interest earned from the Trust Account.

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

As of June 30, 2023, we had cash of $1,068,774. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SILVERBOX CORP III

Date: August 10, 2023	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)