Form 10-Q
period 2023-09-30
SilverBox Corp III
filed 2023-11-08
CIK 1859686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 7, 2023, there were 13,800,000 shares of Class A common stock, $0.0001 par value and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SILVERBOX CORP III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SILVERBOX CORP III

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash on hand	$950,287	$12,560
Prepaid expenses	32,416	—
Prepaid insurance	274,049	—
Total current assets	1,256,752	12,560

Deferred offering costs	—	441,048
Marketable securities held in Trust Account	143,016,297	—
Total Assets	$144,273,049	$453,608

Liabilities and Stockholders’ (Deficit) Equity
Accrued offering costs	$333,400	$219,410
Accounts payable and accrued expenses	354,643	6,450
Income taxes payable	428,430	—
Promissory note – related party	—	214,493
Total current liabilities	1,116,473	440,353

Deferred underwriting fee payable	4,830,000	—
Total Liabilities	5,946,473	440,353

Commitments and Contingencies

Class A common stock subject to possible redemption, 13,800,000 shares at $10.31 per share redemption value as of September 30, 2023 and none at December 31, 2022	142,324,217	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at September 30, 2023 and December 31, 2022(1)	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(3,997,986)	(11,745)
Total Stockholders’ (Deficit) Equity	(3,997,641)	13,255
Total Liabilities and Stockholders’ (Deficit) Equity	$144,273,049	$453,608
(1)	The December 31, 2022 balance includes an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on the date of the Initial Public Offering, March 2, 2023 (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$275,991	$—	$898,670	$2,979
Loss from operations	(275,991)	—	(898,670)	(2,979)

Other income (loss):
Interest earned on marketable securities held in Trust Account	1,888,100	—	4,001,782	—
Unrealized (loss) gain on marketable securities held in Trust Account	(51,242)	—	14,515	—
Total other income, net	1,836,858	—	4,016,297	—

Income (loss) before provision for income taxes	1,560,867	—	3,117,627	(2,979)
Provision for income taxes	(367,455)	—	(808,430)	—
Net income (loss)	$1,193,412	$—	$2,309,197	$(2,979)

Weighted average shares outstanding of Class A common stock	13,800,000	—	10,755,882	—
Basic and diluted net income per share, Class A common stock	$0.07	$—	$0.16	$—

Weighted average shares outstanding of Class B common stock(1)	3,450,000	3,000,000	3,450,000	3,000,000
Basic and diluted net income per share, Class B common stock	$0.07	$—	$0.16	$—

(1)	For the three and nine months ended September 30, 2022, the weighted average shares outstanding excluded an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on March 2, 2023, the date the Initial Public Offering was consummated (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	3,450,000	$345	$24,655	$(11,745)	$13,255

Sale of 4,260,000 private placement warrants	—	—	—	—	6,390,000	—	6,390,000

Fair value of public warrants at issuance	—	—	—	—	1,062,600	—	1,062,600

Allocated value of transaction costs to Class A common stocks	—	—	—	—	(111,642)	—	(111,642)

Accretion for Class A common stock to redemption amount	—	—	—	—	(7,365,613)	(3,611,194)	(10,976,807)

Net income	—	—	—	—	—	56,661	56,661

Balance — March 31, 2023	—	—	3,450,000	345	—	(3,566,278)	(3,565,933)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,298,174)	(1,298,174)

Net income	—	—	—	—	—	1,059,124	1,059,124

Balance — June 30, 2023	—	—	3,450,000	345	—	(3,805,328)	(3,804,983)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,386,070)	(1,386,070)

Net income	—	—	—	—	—	1,193,412	1,193,412

Balance — September 30, 2023	—	$—	3,450,000	$345	$—	$(3,997,986)	$(3,997,641)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022(1)	—	$—	3,450,000	$345	$24,655	$(2,316)	$22,684

Net loss	—	—	—	—	—	—	—

Balance — March 31, 2022	—	—	3,450,000	345	24,655	(2,316)	22,684

Net loss	—	—	—	—	—	(2,979)	(2,979)

Balance - June 30, 2022	—	—	3,450,000	345	24,655	(5,295)	19,705

Net loss	—	—	—	—	—	—	—

Balance — September 30, 2022	—	$—	3,450,000	$345	$24,655	$(5,295)	$19,705
(1)	Includes an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on March 2, 2023, the date the Initial Public Offering was consummated (see Note 1 and Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,309,197	$(2,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest (earned) on marketable securities held in Trust Account	(4,001,782)	—
Unrealized (gain) on marketable securities held in Trust Account	(14,515)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,416)	—
Short-term prepaid insurance	(274,049)	—
Accounts payable and accrued expenses	348,193	—
Income taxes payable	428,430	—
Net cash used in operating activities	(1,236,942)	(2,979)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(139,380,000)	—
Cash withdrawn from Trust Account to pay income taxes	380,000	—
Net cash used in investing activities	(139,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,516,000	—
Proceeds from sale of private placement warrants	6,390,000	—
Proceeds from promissory note - related party	65,000	200,000
Repayment of promissory note - related party	(279,493)	(50,000)
Payment of offering costs	(516,838)	(128,391)
Net cash provided by financing activities	141,174,669	21,609

Net Change in Cash	937,727	18,630
Cash – Beginning of period	12,560	29,530
Cash – End of period	$950,287	$48,160

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$113,990	$52,990
Accretion of Class A common stock to redemption value	$13,661,051	$—
Deferred underwriting fee payable	$4,830,000	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. The stockholders will be entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (net of permitted withdrawals), divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is $10.31 per Public Share as of September 30, 2023.

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

Liquidity

As of September 30, 2023, the Company had $950,287 in its operating bank account, $143,016,297 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $140,279.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 1, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $950,287 and $12,560 in cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through September 30, 2023, the Company withdrew $380,000 of interest earned on the Trust Account. As of December 31, 2022, there were no funds deposited in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock sold as part of the Units in the Initial Public Offering is issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity is allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(1,062,600)
Common stock issuance costs	(8,274,234)
Plus:
Remeasurement of carrying value to redemption value	13,661,051
Common stock subject to possible redemption, September 30, 2023	$142,324,217

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset of $155,709 and $1,980, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate for the three and nine months ended September 30, 2023 were 23.54% and 25.93%, respectively, while the effective tax rate for the three and nine months ended September 30, 2022 was 0%. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At September 30, 2023, the Company had outstanding warrants to purchase up to 8,860,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income (loss) per common share.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2023 and December 31, 2022, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three and nine months ended September 30, 2023 and 2022, earnings were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants, and allocated pro rata between the two classes of common shares. The deemed dividend to Class A stockholders was allocated to the Class A shares as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$954,730	$238,682	$—	$—	$1,748,392	$560,805	$—	$(2,979)

Denominator:
Basic and diluted weighted average common shares outstanding	13,800,000	3,450,000	—	3,000,000	10,755,882	3,450,000	—	3,000,000
Basic and diluted net income (loss) per common share	$0.07	$0.07	$—	$—	$0.16	$0.16	$—	$(0.00)

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

NOTE 4. PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,260,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,390,000 from the Company in a private placement. Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrant were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Common Stock (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Promissory Note

On March 31, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. On December 21, 2021, the Sponsor agreed to extend the Promissory Note to the earlier of June 30, 2022 or the closing of the Initial Public Offering. Subsequently, on October 28, 2022, the Sponsor agreed to extend the Promissory Note to the earlier of

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023 or the closing of the Initial Public Offering. On March 2, 2023, as part of the Initial Public Offering, $279,493 was repaid to the Sponsor and no balances remain outstanding.

Administrative Services Agreement

The Company has agreed to pay the Sponsor, commencing on February 27, 2023, a total of $25,000 per month for office space, administrative and shared personnel support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred and paid $75,000 and $175,000 of administrative services fees, respectively. For the year ended December 31, 2022, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022 there were no shares of Class A common stock issued or outstanding, excluding 13,800,000 and 0 Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2023 there were 3,450,000 shares of Class B common stock issued and outstanding. At December 31, 2022 there were 3,450,000 shares of Class B common stock issued and outstanding and an aggregate of up to 450,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder will collectively own 20% of the Company’s issued and outstanding common stocks after the Initial Public Offering. The underwriters elected to exercise their option in full at the Initial Public Offering and as such the 450,000 shares are no longer subject to forfeiture.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$143,016,297

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SilverBox Corp III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SilverBox Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 16, 2021 (inception) through September 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $1,193,412, which consists of interest income on marketable securities held in the Trust Account of $1,888,100, offset by operating costs of $275,991, an unrealized loss on marketable securities held in Trust Account of $51,242 and provision for income taxes of $367,455.

For the three months ended September 30, 2022, we had net loss of $0.

For the nine months ended September 30, 2023, we had a net income of $2,309,197, which consists of interest income on marketable securities held in the Trust Account of $4,001,782 and an unrealized gain on marketable securities held in Trust Account of $14,515, offset by operating costs of $898,670 and provision for income taxes of $808,430.

For the nine months ended September 30, 2022, we had net loss of $2,979, which consists of operating costs.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1,236,942. Net income of $2,309,197 was affected by interest earned on marketable securities held in the Trust Account of $4,001,782 and unrealized gain on marketable securities held in Trust Account of $14,515. Changes in operating assets and liabilities provided $470,158 of cash for operating activities.

For the nine months ended September 30, 2022 cash used in operating activities was $2,979 which represents net loss during the period.

As of September 30, 2023, we had marketable securities held in the Trust Account of $143,016,297 (including approximately $3,636,297 of interest income that has not been withdrawn and $14,515 of unrealized gain on marketable securities) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn $380,000 of interest earned from the Trust Account.

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

As of September 30, 2023, we had cash of $950,287. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SILVERBOX CORP III

Date: November 8, 2023	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)