Form 10-K
period 2023-12-31
SilverBox Corp III
filed 2024-03-14
CIK 1859686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-41632

SilverBox Corp III

(Exact name of Registrant as specified in its Charter)

Delaware	86-2754279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 S. Capital of Texas Highway, Building 2, Suite 285

Austin, TX 78746

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (512) 575-3637

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	SBXCU	New York Stock Exchange
Class A common stock, par value $0.0001 per share	SBXC	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SBXC WS	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the Registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2023, was $142,692,000.

As of March 13, 2024 there were 13,800,000 Class A common stock, $0.0001 par value, and 3,450,000 Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our expectations around the performance of the prospective target business or businesses in the technology industry;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or otherwise available to us;
●	the trust account not being subject to claims of third parties;
●	our financial performance following our initial public offering; and
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this annual report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to the “Company,” “SilverBox Corp III,” “SilverBox,” “we,” “us,” or “our” are to SilverBox Corp III, a Delaware company. References to:

●	“Advisory Group” are to a committee of strategic advisors to our Sponsor that will assist the Founder Group in sourcing, evaluation and execution of an initial business combination;
●	“completion window” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein; the completion window ends 18 months from the closing of our initial public offering, unless it is extended in one of two ways: (i) our sponsor can extend the time period to complete an initial business combination by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of our initial public offering) by purchasing private placement warrants an aggregate purchase price of $1,380,000 at a purchase price $1.50 per warrant and (ii) our stockholders can also vote at any time to amend our amended and certificate of incorporation to modify the amount of time we will have to complete an initial business combination;
●	“Founder Group” are to SilverBox Capital and its affiliates;
●	“management” or our “management team” are to our officers and directors;
●	“permitted withdrawals” are to amounts withdrawn to pay our income and franchise taxes;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares; and
●	“SilverBox Capital” are to SilverBox Capital LLC (and/or its affiliates).

ITEM 1.              Business.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 16, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). The Company has not commenced any operations nor generated any revenues to date. All activity for the period from March 16, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering to its search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is SilverBox Sponsor III LLC, a Delaware limited liability company that is affiliated with certain of the Company’s officers and directors (our “Sponsor”). On March 31, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”). We effected several subsequent stock dividends and stock surrenders resulting in the Sponsor owning 3,450,000 Founder Shares.

On March 2, 2023, we consummated the Initial Public Offering of 13,800,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units, at $10.00 per Unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,260,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,390,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $139,380,000 was placed in a trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, or held as cash, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have been formed as part of a long-term vision to sponsor a series of special purpose acquisition companies (“SPACs”). Members of our management team worked together as executive officers or members of the board of directors of Boxwood Merger Corp, which completed its initial business combination with Atlas Technical Consultants, Inc., and as executive officers of members of the board of directors of SilverBox Engaged Merger Corp (“SBEA”), which completed its initial business combination with Black Rifle Coffee Company. Therefore, we represent the third SPAC that members of our management team have lead. We believe this vision, strategy and experience will serve as a competitive advantage for us.

As discussed further below, we seek to leverage and capitalize on our collective multi-faceted expertise, investing and operating experience, and broad network of relationships to source and evaluate potential transactions and create value for our stakeholders. We believe we have a deep and broad network of relationships and sector expertise to source and evaluate potential transactions, enhancing our ability to position us as a partner of choice with potential target companies. The extensive investing track record and operational experience of the management team and the Advisory Group members, including significant public company executive and board experience are expected to enhance our credibility with prospective investors, and will allow us to be a value-added partner to the management team and stakeholders following an initial business combination. We believe our extensive M&A and capital markets experience, including SPAC experience, will enable us to successfully execute an initial business combination transaction.

We may pursue an initial business combination in any business or industry but intend to focus our search on a target business in an industry where we believe the expertise of our management team and the Advisory Group will provide us with a competitive advantage in completing a successful initial business combination. We intend to seek to acquire one or more businesses with an aggregate enterprise value in excess of $750 million, determined in the sole discretion of our officers and directors according to reasonably acceptable valuation standards and methodologies, although a target entity with a smaller or larger enterprise value may be considered.

Business Strategy

Our objectives are to generate attractive returns for stockholders and enhance value through completing an initial business combination with a high-quality merger target at an attractive valuation with favorable terms for our stockholders and (2) enhancing operational performance through our team’s experience and by leveraging our expertise and the expertise of our network. We expect to favor potential target companies with certain industry and business characteristics. Key favorable industry characteristics we look for include, but are not limited to, compelling long-term growth prospects, strong secular tailwinds, and highly fragmented markets ripe for consolidation opportunities. We expect our target to possess certain business characteristics such as a leading market position, significant recurring revenue with a diversified customer base, opportunity for operational improvement, and a healthy margin profile with attractive free cash flow characteristics.

Our target sectors may include but are not limited to: consumer, food and agriculture, e-commerce, Internet and retail, financial services and financial technology; media, entertainment and hospitality, business services, software and SaaS; telecommunications services and technology, industrial technology and infrastructure and energy transition.

Our selection process will leverage our network of industry, private equity, credit fund and lending community relationships, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of high-quality business combination opportunities. We intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to change a target company and can help accelerate the target’s growth and performance.

Our management team has experience in:

●	sourcing, structuring, acquiring and selling businesses;
●	fostering relationships with sellers, capital providers and target management teams;
●	negotiating transactions favorable to investors;
●	executing transactions in multiple geographies and under varying economic and financial market conditions;
●	improving the strategic, operational, organizational and financial effectiveness of corporations; and
●	accessing capital markets, including financing businesses and helping companies transition from private to public ownership.

Our Advisory Group members have experience in:

●	operating companies, implementing and executing change-driven strategies, and identifying, monitoring and recruiting industry-leading talent;
●	acquiring and integrating companies; and
●	developing and growing companies, both organically and inorganically and expanding the product range and geographic footprint of a number of target businesses.

Competitive Advantages

We believe our competitive strengths include the following:

●	Depth of Team and Access to Resources: We have a dedicated management team with a track record of executing on transactions, and the resources to source and evaluate a larger number of potential transactions relative to other SPACs.
●	Renowned Advisory Group: We believe that our ability to leverage the experience of the Advisory Group, comprising senior operating executives of S&P 500 companies across multiple sectors and industries, will provide us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.
●	Sourcing Channels and Leading Industry Relationships. We believe our capabilities, reputation and deep industry relationships will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate.
●	Prior SPAC Experience: Certain members of our management team have significant SPAC experience, as founders, investors or advisors in SPAC transactions, including serving as executive officers of Boxwood Merger Corp. and SBEA. We believe their experience in SPAC transactions provide us with a distinctive advantage with respect to understanding the process of sourcing, evaluating and executing an initial business combination, as well as positioning us as an attractive partner with prospective target companies compared to first-time SPACs with no such prior experience.
●	Execution and Structuring Capability. We believe our management team and Advisory Group members’ combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we can generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.
●	Public Company Experience. Certain members of our management team and Advisory Group have extensive experience as public company executives and/or board members. This experience will serve as a key competitive advantage in selecting companies that will benefit from going public, positioning us as an attractive partner to management teams of potential target companies, and help to create long-term value post-closing of the initial business combination.

Our Acquisition Process

While we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us, we have engaged in an extensive research effort to identify a large number of potential targets. However, our management team had been actively in discussions with potential business combination partners in their capacity as officers of SBEA, and we may pursue business combination partners that had previously been in discussions with SBEA’s management team.

We intend to leverage our resources and network for efficient outreach. Our effort will be focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical not just in generating transaction opportunities, but also in consummating a business combination.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team, Founder Group, and Advisory Group. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, Founder Group, and Advisory Group, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view.

Our Sponsor, members of our management team, Founder Group and Advisory Group will directly or indirectly own our securities following the Initial Public Offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. The nominal purchase price paid by our Sponsor for the Founder Shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our common stock to decline materially.

Members of our management team, Founder Group and Advisory Group may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination transaction with us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

In addition, none of the Advisory Group members are officers or directors of our company and therefore owe us no fiduciary duties as such. While we expect that they will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us.

While no member of the Founder Group or the Advisory Group will have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Such services include investment management activities on behalf of themselves and other investment advisory clients in companies that may be an attractive opportunity for us or that may be competitive to a potential business opportunity to us.

Any of the Founder Group’s or our Advisory Group’s other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of the Founder Group and our Advisory Group or their respective clients or counterparties may at times be adverse to ours. Please see “Management — Conflicts of Interest,” for additional information regarding certain potential conflicts of interest relating to the Founder Group and our Advisory Group.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or of any member of the Founder Group and our Advisory Group, or policies applicable to any member of the Founder Group or Advisory Group, will materially affect our ability to complete our initial business combination.

Members of our management team, Founder Group, and our Advisory Group may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, members of our management team, Founder Group, and our Advisory Group could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Initial Business Combination

We will have up to 18 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within the 18 months, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time we will have to consummate an initial business combination by an additional three months, subject to our Sponsor purchasing 920,000 Private Placement Warrants at a purchase price of $1.50 per warrant. Our stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the period of time to consummate an initial business combination in such a manner, our Sponsor, upon no less than five days’ advance notice prior to the deadline, must purchase an additional  920,000 Private Placement Warrants, and deposit the proceeds of such purchase into the Trust Account on or prior to the date of the deadline. Our Sponsor is not obligated to extend the time for us to complete our initial business combination. In the event that we receive notice from our Sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. Our Sponsor has the option to accelerate its purchase of the 920,000 Private Placement Warrants at any time following the closing of the Initial Public Offering and prior to the consummation of our initial business combination with the same effect of extending the time we will have to consummate an initial business combination by three months. This structure is unlike the structure of similar blank check companies, which generally are only permitted to extend the time period to complete an initial business combination in connection with an amendment to their amended and restated certificate of incorporation.

In addition to our Sponsor’s ability to extend our deadline to consummate an initial business combination by three months by purchasing additional Private Placement Warrants as described above, we may also hold a stockholder vote at any time to amend our amended and restated certificate of incorporation to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity). As described herein, our Sponsor, officers and directors have agreed that they will not propose any such amendment unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein.

If we do not complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to the NYSE rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Our amended and restated certificate of incorporation will require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the Initial Public Offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations following the Initial Public Offering until we consummate an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to any forward purchase, backstop or similar agreements we may enter into following the consummation of the Initial Public Offering or otherwise), if any, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the Trust Account.

In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

After the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NYSE’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

●	We issue shares of Class A common stock that will be equal to or in excess of 20% of the number of our shares of Class A common stock then-outstanding;
●	Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of shares of common stock could result in an increase in issued and outstanding shares of common stock or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	The issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed initial business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed initial business combination;
●	other time and budget constraints of the Company; and
●	additional legal complexities of a proposed initial business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Such a purchase would include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares, rights or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining stockholder approval of the business combination, (ii) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination, or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates were to purchase public shares or warrants from public stockholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates may purchase shares, rights or warrants from public stockholders outside the redemption process, along with the purpose of such purchases;
●	if our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates were to purchase public shares or warrants from public stockholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates would not be voted in favor of approving the business combination transaction;
●	our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates, along with the purchase price;
●	the purpose of the purchases by our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates;
●	the impact, if any, of the purchases by our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates on the likelihood that the business combination transaction will be approved;
●	the identities of our security holders who sold to our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek stockholder approval of our initial business combination, our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates may elect to purchase public shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.”

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer.

The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our the NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our Sponsor, officers and directors will count towards this quorum and have agreed to vote any Founder Shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. In addition, our Sponsor, officers and directors entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners;

(1)	cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market.

If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable.

Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation will provide that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within the completion window. However, if our Sponsor or any of our officers and directors acquires any public shares, it will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our Sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income and franchise taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.10. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.10. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per public share or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the Trust Account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below: (1) $10.10 per public share; or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.10 per share. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors described above.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote.

Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below: (1) $10.10 per public share; or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors — If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Facilities

We currently maintain our executive offices at 1250 S. Capital of Texas Highway, Building 2, Suite 285, Austin TX 78746, and our telephone number is (512) 575-3637. We consider our current office space adequate for our current operations.

Employees

We currently have five officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.             Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report and our prospectus dated March 11, 2021 relating to our Initial Public Offering (the “IPO Prospectus”). If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both.

However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may engage one or more of our underwriters or one of their respective affiliates from the Initial Public Offering to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates from the Initial Public Offering to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares as well as any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our Sponsor’s Founder Shares, we would need only 5,175,001, or 37.5%, of the 13,800,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our Sponsor owns shares representing approximately 20% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering and the private placement. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our Sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the Initial Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation will provide that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. An increasing number of SPACs have liquidated in 2023 due to an inability to complete an initial business combination within the allotted completion window. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine. For example, the outbreak of COVID-19 is yet to be fully contained both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income and franchise taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.

The extent to which COVID-19 ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and actions to contain the virus or treat its impact, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect it will take time before the impact of the availability and acceptance of the vaccines is observable on a significant scale. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to coordinate as a team or to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent months, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration with the SEC. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination, our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates may elect to purchase public shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining stockholder approval of the business combination, (2) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates were to purchase public shares or warrants from public stockholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, Sponsor, Founder Group, Advisory Group or any of their respective affiliates may purchase public shares or warrants from public stockholders outside the redemption process, along with the purpose of such purchases;
●	if our management team, Sponsor, Founder Group, Advisory Group or any of their respective affiliates were to purchase public shares or warrants from public stockholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, Sponsor, Founder Group, Advisory Group or any of their respective affiliates would not be voted in favor of approving the business combination transaction;
●	our management team, Sponsor, Founder Group, Advisory Group or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our management team, Sponsor, Founder Group, Advisory Group or any of their respective affiliates, along with the purchase price;
●	the purpose of the purchases by our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates;
●	the impact, if any, of the purchases by our management team, Sponsor, Founder Group, Advisory Group or any of their respective affiliates on the likelihood that the business combination transaction will be approved;
●	the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor, Founder Group, Advisory Group or any of their respective affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will not be offering a “penny stock,” we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 18 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 18 months, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 18 months; however, we cannot assure you that our estimate is accurate.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our income and franchise taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only approximately $1,500,000 will be available to us initially outside the Trust Account to fund our working capital requirements.

In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $750,000 the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate.

None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Grant Thornton LLP (“Grant Thornton”), our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less income and franchise taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay income and franchise taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of the Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in other sectors after having expanded a reasonable amount of time and effort in an attempt to do so.

Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of a majority of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants (which may include public warrants acquired by our Sponsor or its affiliates in the Initial Public Offering or thereafter in the open market) and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, a majority of the number of then outstanding Private Placement Warrants. In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain agreements related to the Initial Public Offering may be amended or waived without stockholder approval.

Each of the agreements related to the Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended or waived without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Sponsor, officers and directors; the registration rights agreement among us and our Sponsor; the Private Placement Warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our Sponsor, officers and directors. Amendments to or waivers of such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of any such agreement in connection with the consummation of our initial business combination. Any amendment or waiver entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of our material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to or waivers of the lock-up provision discussed above may result in our Sponsor selling its securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of a majority of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of a majority of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Sponsor, who beneficially owns approximately 20% of our common stock upon the closing of the Initial Public Offering (including the placement shares and assuming they do not purchase any units in the Initial Public Offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements.

As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our income and franchise taxes on the liquidation of the Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of the Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share,” under certain circumstances our public stockholders may receive less than $10.10 per share upon the liquidation of the Trust Account.

Our Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of the Initial Public Offering, our Sponsor owns shares representing approximately 20% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Sponsor purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, we may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors, who were elected by our Sponsor, will continue in office until at least the completion of the initial business combination. If there is an annual meeting, our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, $117,650,000 will be available to complete our initial business combination and pay related fees and expenses (which includes $4,025,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Sponsor, Advisors and Management Team

The nominal purchase price paid by our Sponsor for the Founder Shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our common stock to decline materially.

While we are offering our units at an offering price of $10.00 per unit and the amount in the Trust Account is initially anticipated to be $10.10 per public share, implying an initial value of $10.10 per public share, our Sponsor paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.009 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our Sponsor has invested an aggregate of $6,415,000 in us, comprised of the $25,000 purchase price for the Founder Shares and the $6,390,000 purchase price for the Private Placement Warrants. As a result, even if the trading price of our common stock significantly declines, our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us if the trading price of our common stock is $2.10 or more per share, even if our Sponsor is required to forfeit all of the unvested Founder Shares and even if the Private Placement Warrants are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our common stock to decline, while our public stockholders who purchased their units in the Initial Public Offering could lose significant value in their public shares. Our Sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public stockholders paid for their public shares.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our Sponsor currently owns 3,450,000 Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination. Our Sponsor purchased an aggregate of 4,260,000 warrants at a price of $1.50 per warrant ($6,390,000 in the aggregate).

These securities will also be worthless if we do not complete an initial business combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and its affiliates and our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including other SPACs before we have entered into a definitive agreement regarding our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

In addition, management team, sponsor, members of our Founder Group (including their managed funds and accounts, as the case may be) and Advisory Group are, and/or may in the future become affiliated with other SPACs or other entities that may have acquisition objectives that are similar to ours. For example, each member of our management team is an officer and/or director of SBEA, which is a blank check company incorporated for the purpose of effecting its own business combination, and each of our officers and directors owes fiduciary duties under Delaware law to SBEA. Our management team, sponsor, members of our Founder Group (including their managed funds and accounts, as the case may be) and Advisory Group are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor or its affiliates, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.

Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with members of our management team, our Sponsor, Founder Group, Advisory Group or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor and its affiliates, our management team, and members of the Founder Group and our Advisory Group, on the one hand, with other entities, on the other hand, we may decide to acquire one or more businesses affiliated with our Sponsor and its affiliates, our management team and members of the Founder Group and our Advisory Group. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under the section of this Annual Report entitled “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, management team, Founder Group and Advisory Group are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our Sponsor, management team, Founder Group, Advisory Group or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Members of our management team, Founder Group and Advisory Group, and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team, Founder Group and Advisory Group have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team, Founder Group and Advisory Group and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our or their reputation or result in other negative consequences or damages, which could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

A conflict of interest may arise from the need to obtain the consent of SilverBox Capital to our business combination.

Our Sponsor will not cause us to enter into any agreements with respect to our initial business combination without the approval of SilverBox Capital. Interests of SilverBox Capital, or its respective affiliates may conflict with those of the rest of the stockholders, and SilverBox Capital can prevent us from consummating a business combination if they do not wish to proceed with such business combination, even if such business combination might be in the best interest of our public stockholders.

Unlike similar blank check companies, which generally are only permitted to extend the time period to complete an initial business combination in connection with an amendment to their amended and restated certificate of incorporation, our Sponsor also has the right to extend the term we have to consummate our initial business combination to up to 21 months from the closing of the Initial Public Offering without providing our stockholders with a corresponding redemption right.

We will have until 18 months from the closing of the Initial Public Offering to consummate our initial business combination. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time we will have to consummate an initial business combination by an additional three months, subject to our Sponsor purchasing additional Private Placement Warrants with an aggregate purchase price of $1,380,000. Our stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the period of time to consummate an initial business combination in such a manner, our Sponsor must purchase, in connection with such extension, an additional 920,000 Private Placement Warrants at a price of $1.50 per warrant, and deposit the $1,380,000 in proceeds into the Trust Account on or prior to the date of the deadline. Our Sponsor has the option to accelerate its purchase of the 920,000 Private Placement Warrants at any time following the closing of the Initial Public Offering and prior to the consummation of our initial business combination with the same effect of extending the time we will have to consummate an initial business combination by three months. This structure is unlike the structure of similar blank check companies, which generally are only permitted to extend the time period to complete an initial business combination in connection with an amendment to their amended and restated certificate of incorporation.

Risks Relating to Our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of income and franchise taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

In addition, if adopted, the 2022 Proposed Rules (as defined below) would provide a safe harbor for SPACs from the definition of “investment company,” provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering.

If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company. As a result, our public stockholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account will be held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 18-month anniversary of the Initial Public Offering, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in a demand deposit account until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in a demand deposit account would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 18-month anniversary of the Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 18-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 18-month anniversary, and instead hold all funds in the Trust Account in a demand deposit account, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and public warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot stockholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Although we have included the shares of Class A common stock issuable upon exercise of the public warrants under the Securities Act in the registration statement relating to the Initial Public Offering, such registration statement or another registration statement covering such shares of Class A common stock may not be in place when an investor desires to exercise public warrants, thus precluding such investor from being able to exercise its public warrants except on a cashless basis. If the issuance of the shares upon exercise of public warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have included the shares of Class A common stock issuable upon exercise of the public warrants under the Securities Act in the registration statement relating to the Initial Public Offering. Because the public warrants are not exercisable until 30 days after the completion of our initial business combination, we do not currently intend to update such registration statement or file a new registration statement covering the shares of Class A common stock issuable upon exercise of the public warrants until after the initial business combination has been consummated. Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the public warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the public warrants, until the expiration of the public warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise public warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their public warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant will not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the public warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the public warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the public warrants were offered by us in the Initial Public Offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our Private Placement Warrants may be able to exercise such Private Placement Warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average last reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our Sponsor, officers and directors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Sponsor, officers, directors and their permitted transferees can demand that we register the Private Placement Warrants, the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, the shares of Class A common stock issuable upon conversion of the Founder Shares, warrants that may be issued upon conversion of working capital loans may demand that we register such Class A common stock, and the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our Sponsor or holders of working capital loans or their respective permitted transferees are registered.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

There are 186,200,000 and 16,550,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock.

There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our Sponsor, officers, and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of income and franchise taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our stockholders;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Our Sponsor paid an aggregate of $25,000, or approximately $0.01 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class B common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after the Initial Public Offering constitutes the dilution to our stockholders. Our Sponsor acquired the Founder Shares at a nominal price, significantly contributing to this dilution. Upon the closing of the Initial Public Offering, and assuming no value is ascribed to the warrants included in the units, you and the other public stockholders will incur an immediate and substantial dilution of approximately 108.30% (or $10.83 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book deficit per share of $(0.83) and the initial offering price of $10.00 per unit. In addition, because of the anti-dilution rights of the Founder Shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

Unlike many other similarly structured blank check companies, our Sponsor will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent warrants issued to our Sponsor or its affiliates upon conversion of loans made to us). This is different from some other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the Founder Shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the IPO Prospectus, or defective provision amending the provisions relating to cash dividends on common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least a majority of then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, a majority of the number of then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least a majority of then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, provided that a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-trading day measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 4,600,000 shares of Class A common stock as part of the units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued an aggregate of 4,260,000 Private Placement Warrants. In order to extend the completion window from 18 to 21 months, our Sponsor has the option to purchase 920,000 Private Placement Warrants at any time following the closing of the Initial Public Offering and prior to the consummation of our initial business combination at a purchase price of $1.50 per Private Placement Warrant. These warrants will have the same terms and conditions as the Private Placement Warrants issued at the closing of the Initial Public Offering.

Our Sponsor currently owns an aggregate of 3,450,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $2,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the Private Placement Warrants.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike some blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a New Issuance Price of less than $9.20 per share;
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the New Issuance Price and the $18.00 per share redemption trigger price described adjacent to “Description of Securities — Warrants — Public Stockholders’ Warrants — Redemption of Public Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities are expected trade on the NYSE, we will be a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease and the amount you may receive upon redemption may be negatively impacted as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated.

On December 27, 2022, the U.S. Department of Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the 1% excise tax that may be relied upon until the IRS issues proposed Treasury regulations on such matter. Furthermore, Notice 2023-2 includes as one of its many exceptions to the 1% excise tax, a distribution in complete liquidation of a “covered corporation” to which Sec. 331 of the Code applies (so long as Sec. 332(a) of the Code also does not apply). Consequently, we would not expect the 1% excise tax to apply if there is a complete liquidation of our public shares under Sec. 331 of the Code. Nonetheless, we are not permitted to use the proceeds placed in the Trust Account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act on any redemptions or stock buybacks by our company.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Item 1B.           Unresolved Staff Comments.

None.

Item 2.              Properties.

We currently maintain our executive offices at 1250 S. Capital of Texas Highway, Building 2, Suite 285, Austin TX 78746, and our telephone number is (512) 575-3637. We consider our current office space adequate for our current operations.

Item 3.              Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this annual report.

Item 4.              Mine Safety Disclosures.

None.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Units, Public Shares and Public Warrants are traded on the NYSE under the symbols “SBXC.U”, “SBXC” and “SBXC WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 30, 2023, there was one holder of record of our Units, one holder of record of our Class A common stock, one holder of record of our Founder Shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6.            [RESERVED]

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 16, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 16, 2021 (inception) through December 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $3,320,446, which consists of interest income on marketable securities held in the Trust Account of $5,923,548 and an unrealized gain on marketable securities held in Trust Account of $28,307, offset by operating costs of $1,427,219 and provision for income taxes of $1,204,190.

For the year ended December 31, 2022, we had a net loss of $9,429, which consists of operating costs.

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

For the year ended December 31, 2023, cash used in operating activities was $1,696,911. Net income of $3,320,446 was affected by interest earned on marketable securities held in the Trust Account of $5,923,548 and unrealized gain on marketable securities held in Trust Account of $28,307. Changes in operating assets and liabilities provided $934,498 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $2,979. Net loss of $9,429 was affected by the change in operating assets and liabilities that provided $6,450 of cash for operating activities.

As of December 31, 2023, we had marketable securities held in the Trust Account of $144,651,855 (including approximately $5,271,855 of interest income that has not been withdrawn and $28,307 of unrealized gain on marketable securities) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we have withdrawn $680,000 of interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $790,318. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

We have determined that mandatory liquidation, should a Business Combination not occur, and an extension not be approved by our stockholders, and potential subsequent dissolution and the liquidity issue raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,830,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.              Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information.

None.

Item 9C.           Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Stephen Kadenacy	55	Chairman and Chief Executive Officer
Joseph Reece	62	Founding Partner
Duncan Murdoch	52	Chief Investment Officer
Jin Chun	44	Chief Operating Officer
Daniel E. Esters	58	Chief Financial Officer and Director
David Lee	55	General Counsel
Richard A. Gadbois	66	Director
Juan I. Creixell	52	Director
Katie O’Reilly	44	Director

Stephen M. Kadenacy, our Chairman and Chief Executive Officer since our inception in March 2021, is a Co-Founder and a Co-Managing Partner of SilverBox Capital. He has been serving as the Chief Financial Officer of BRC Inc. (“BRCC”) since September 2023 and the Chairman of Centerline Logistics Corpsince July 2019. Mr. Kadenacy served as the Chief Executive Officer of SBEA until its business combination with BRCC in February 2022 and served as Chairman and CEO of Boxwood Merger Corp until its business combination and remained on the board of directors of the combined company, Atlas Technical Consultants, Inc., until April 2020. Between May 2008 and July 2017, Mr. Kadenacy served in a number of senior leadership roles at AECOM, a large engineering and technical services business, including its President and Chief Operating Officer from September 2015 to July 2017, President and Chief Financial Officer from 2014 to 2015 and Chief Financial Officer from 2011 to 2014. During his tenure at AECOM, the company grew from approximately $5 billion of revenues in 2008 to approximately $18 billion in 2017. Previously, Mr. Kadenacy was a Partner at KPMG in Economic Consulting and served as a member of the board of directors of ABM Industries, a provider of facility management services, YMCA of Greater Los Angeles and the Board of Trustees for the UCLA’s Anderson School of Business.

Joseph E. Reece, our Founding Partner since our inception in March 2021, is a Co-Founder and a Co-Managing Partner of SilverBox Capital. Previously, he founded Helena Capital, a merchant bank and a predecessor company of SilverBox Capital, in April 2015 and served as Chief Executive Officer until January 2017, and then again from October 2018. Mr. Reece has been serving as Non-Executive Chairman of Compass Minerals since May 2021, having been a member of the board of directors since 2019. He has also been serving as Chairman of NCR Atleos Corporation since October 2023 after serving as Chairman of predecessor NCR Corporation from May 2023 and lead independent director from November 2022 to May 2023. He has also been a member of the board of directors of Quotient Technology Inc. since May 2022 until its sale in September 2023. Mr. Reece also served as a Consultant to BDT & Company, LLC from October 2019 to January 2022.

Mr. Reece previously served as Executive Chairman of SBEA until its business combination with BRCC in February 2022 and served as Executive Vice Chairman and Head of UBS Securities, LLC’s Investment Bank for the Americas from February 2017 to September 2018. Prior to that, he was at Credit Suisse from 1997 to 2015, in roles of increasing responsibility, including eventually serving as Global Head of Equity Capital Markets and Co-Head of Credit Risk. His prior experience includes practicing as an attorney for ten years, including at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and at the SEC. Mr. Reece has previously served as a member of the board of directors of UBS Securities, LLC, of Atlas Technical Consultants, Inc. and its predecessor company, Boxwood Merger Corp., of Del Frisco’s Restaurant Group, Inc., of RumbleOn, Inc, of CST Brands, Inc., and of LSB Industries, Inc. Mr. Reece also currently serves on the board of the Foundation for the University of Akron and Chair-ity, Inc. and has previously served on the boards of directors of the Georgetown Law Center, KIPP, The Fulfillment Fund, and the New York Foundation for the Arts.

Duncan Murdoch, our Chief Investment Officer since our inception in March 2021, has over 25 years of private equity and investment banking experience. Mr. Murdoch is currently the Chief Investment Officer of SilverBox Capital, and served as Chief Investment Officer of Boxwood Capital, the predecessor to SilverBox Capital, since April 2020. Previously, Mr. Murdoch served as Chief Investment Officer of SBEA until its business combination with BRCC in February 2022, and Mr. Murdoch served as Chief Investment Officer of Boxwood Merger Corp. until its business combination with Atlas Technical Consultants, Inc., from November 2018 to February 2020. Prior to that Mr. Murdoch spent approximately 17 years at Macquarie Capital in New York where he was a Senior Managing Director, from 2006 to October 2018, and also served as Co-Head of the Principal Transactions Group US from 2010 to 2018, and as Co-Head of the Industrials Group US from 2006 to 2010. Mr. Murdoch also served on numerous committees at Macquarie Capital including the US Capital Commitments Committee and the US Operating Committee. While at Macquarie Capital, Mr. Murdoch led numerous investments and acquisitions on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital across multiple sectors, including infrastructure, business services, environmental services, aerospace, and consumer. Mr. Murdoch served on the board of directors of numerous private companies, including Brek Manufacturing Company, Utility Service Partners, Inc., Puralube, Inc., Icon Parking Systems, Smarte Carte, Inc., DNEG, Anaergia Inc., MST Global, and Skis Rossignol S.A. Previously, Mr. Murdoch worked for BMO Nesbitt Burns Inc. in Toronto, for Macquarie in Sydney in their Corporate Advisory Group, and for justices in the Commercial Division of the Supreme Court of New South Wales, Australia.

Jin Chun, our Chief Operating Officer since our inception in March 2021, has more than 20 years of private equity and investment banking experience. Mr. Chun is a Partner of SilverBox Capital, and served as Chief Operating Officer of SBEA until its business combination with BRCC in February 2022. Previously, Mr. Chun was a Managing Director of Macquarie Capital based in New York, where he was a member of its principal investing team from November 2005 to December 2020 where he was responsible for sourcing, executing and managing investments on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital. Past investments have included debt, preferred equity and common equity investments across technology, financial services, infrastructure, travel and leisure, and gaming sectors. Prior to that, Mr. Chun worked for Dresdner Kleinwort Wasserstein in its Industrial M&A team from 2001 to 2005. Mr. Chun serves on the board of directors of Read Ahead, Inc.

Daniel E. Esters, our Chief Financial Officer since our inception in March 2021, is the Chief Financial Officer and a Partner of SilverBox Capital. He formerly served as the Chief Financial Officer of SBEA until its business combination with BRCC in February 2022 and as the Chief Financial Officer of Boxwood Merger Corp. from November 2018 to February 2020. Mr. Esters spent 24 years serving in a variety of capacities at several investment banking firms where he accumulated extensive transaction experience including origination, due diligence assessment, structuring, negotiation and marketing of a wide range of merger and acquisitions, debt financings, restructurings and public equity offerings. From August 2014 to September 2018, Mr. Esters served as a managing director of M&A Capital LLC, a boutique investment banking firm and independent sponsor. From May 1996 to August 2014, he served in the Investment Banking department of Jefferies LLC, where his last role was as Managing Director within the firm’s financial sponsor group. Previously, Mr. Esters served with the Investment Banking department of PaineWebber, Inc. and with the audit practice of accounting firm Price Waterhouse LLC, where he earned his C.P.A. license.

David Lee, our General Counsel since our inception in March 2021, has more than 25 years of experience in representing private equity firms (and their portfolio companies) and owners of U.S. middle market companies as legal counsel. He formerly served as the General Counsel of Boxwood Merger Corp. until its business combination with Atlas Technical Consultants, Inc., from November 2018 to February 2020. He is the founder and Manager of Co-Counsel, LLC (a boutique M&A law firm established in October 2017) and the founder and Manager of Atrium Exit, LLC (a legal technology company established in August 2019). Mr. Lee served as Special Counsel at Jenner & Block LLP from October 2015 to September 2017, as Chief Executive Officer and Co-Founder of 10x Market, LLC from January 2013 to October 2015, and as Partner at DLA Piper LLP from December 2010 to December 2012. Prior to that, he served as Partner at Mayer Brown LLP from January 2007 to December 2010, as Partner at Kaye Scholer LLP from 2005 to 2006, as Partner at Kirkland & Ellis LLP from 2002 to 2004 and as Associate at Kirkland & Ellis LLP from 1996 to 2002. Mr. Lee holds a Bachelor’s degree in political science from the University of Chicago and a law degree from Northwestern University School of Law.

Richard A. Gadbois, one of our independent directors since our initial public offering in March 2023, is currently Chairman of HS Group, an Asia alternative asset management-seeding firm and a director at Argyle Street Management Limited Hong Kong, where he has served since 2008. Mr. Gadbois currently serves on the advisory board of Main Management, LLC, a San Francisco-based investment management firm, where he co-founded the firm’s Core Endowment Portfolio in 2007. Mr. Gadbois formerly served on the Board of Boxwood Merger Corp. from November 2018 to February 2020. Previously, Mr. Gadbois was a senior advisor to Oakmont Corporation, a $2.5 billion family office, from 2015 to 2018. Mr. Gadbois also served as the Chief Executive Officer of Roth Asset Management, Inc. from 2010 to 2013 at which time he also co-founded GROW Partners LLC, a privately-owned hedge fund sponsor, and served as Managing Director of EAM Investors, LLC, a majority-employee-owned, institutionally-focused investment management boutique. From 2001 to 2006, Mr. Gadbois co-founded and served as President of Vantis Capital Management LLC, a long-short equity fund with offices in New York and Los Angeles. Prior to this, Mr. Gadbois served as a Senior Vice President with Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1994 to 2001, Prudential Securities from 1989 to 2004 and Shearson Lehman Hutton from 1980 to 1989. Mr. Gadbois holds a Bachelor’s degree in economics from the University of California at Santa Barbara and is a Founder and Trustee Emeritus of the Sage Hill School. Mr. Gadbois has served on the Investment Committee for the Orange County Community Foundation and the Pacific Symphony for more than 10 years.

Juan I. Creixell, one of our independent directors since our initial public offering in March 2023, is currently a Partner at Custos Family Office, a financial advisory firm, and sits on its investment committee. Prior to Custos, Mr. Creixell was at the JPMorgan Private Bank from May 2007 to November 2020, where he served Ultra High Net-Worth families both in Houston and in Austin, and where he was Head of Investments for Central and South Texas. Mr. Creixell began his career as an analyst at Chase Manhattan Bank, and subsequently worked in New York City as a trader at several investment banks including JPMorgan, Commerzbank Securities and Jefferies Securities.

Mr. Creixell holds a Bachelor of Business Administration from the University of Texas at Austin and a Master of Business Administration from University of Wisconsin — Madison. He also serves on the board of the St. Louise House, the board of trustees and the Alumni Association board of St. Michael’s Catholic Academy, and is on the finance committee for Seton Ascension Texas Healthcare system. Mr. Creixell is well-qualified to serve on the board of directors due to significant experience in the areas of investments and finance.

Katie O’Reilly, one of our independent directors since our initial public offering in March 2023, is currently Managing Director at Prosek Partners, an integrated marketing, PR and communications firm, a position she has held since January 2022. Previously, she spent 15 years at the Milken Institute, a non-profit, non-partisan think tank, as its executive director of business and program development overseeing the organization’s revenue generation from December 2012 to January 2022 and in various other leadership positions beginning in February 2007. She began her career as a community organizer and policy analyst for the Los Angeles Coalition to End Hunger and Homelessness from 2001 to 2003 and served as Senior Fundraiser for United Way from 2003 to 2007. She currently serves as a Senior Advisor to the Milken Institute and on the Advisory Board of the Global Fund to End Slavery. She is also co-chair with Sarah Murdoch of the US Board of the Murdoch Children’s Research Institute and serves on the advisory board of Beyond Barriers, a platform committed to accelerating women in leadership.

Prior Blank Check Experience

Members of our management team served as officers and directors of SBEA, a blank check company which raised an aggregate of $345.0 million in its initial public offering in February 2021 and successfully consummated an initial business combination with Black Rifle Coffee Company (BRC Inc) in February 2022. Mr. Reece served as Executive Chairman, Mr. Kadenacy served as Chief Executive Officer, Mr. Murdoch served as Chief Investment Officer, Mr. Chun served as Chief Operating Officer and Mr. Esters served as Chief Financial Officer of SBEA. Mr. Reece served as a director of SBEA.

In addition, certain members of our management team previously served as an officer or director of Boxwood Merger Corp. a blank check company which raised an aggregate of $200.0 million in its initial public offering in November 2018 and consummated an initial business combination with Atlas Intermediate Holdings LLC, a provider of professional testing, inspection, engineering and consulting services, in February 2020. Mr. Reece served as the lead independent director, Mr. Kadenacy served as Chairman and Chief Executive Officer, Mr. Murdoch served as Chief Investment Officer and Mr. Esters served as Chief Financial Officer of Boxwood Merger Corp. Mr. Kadenacy served as a director of Boxwood Merger Corp.’s successor company, Atlas Technical Services, Inc. until April 2020.

The past performance of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Number and Terms of Office of Officers and Directors

Our board of directors will consist of five members. Holders of our Founder Shares have the right to elect all of our directors or remove any one of them for any reason prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election or removal of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our Sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, commencing upon our initial public offering in March 2023, we pay an amount equal to $25,000 per month to our Sponsor for office space, administrative and shared personnel support services. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their respective affiliates.

Directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that will be approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee isbe available on our website at sbcap.com.

Audit Committee

Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Mr. Gadbois, Mr. Creixell and Ms. O’Reilly, and Mr. Creixell chairs the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Creixell qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, details the purpose and principal functions of the audit committee, including:

●	Assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	Reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	re-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	Reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	Setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	Setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	Obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	Meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	Reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	Reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Mr. Gadbois, Mr. Creixell and Ms. O’Reilly, and Ms. O’Reilly chairs the compensation committee.

We adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	Reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	Reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	Reviewing our executive compensation policies and plans;
●	Implementing and administering our incentive compensation equity-based remuneration plans;
●	Assisting management in complying with our proxy statement and annual report disclosure requirements;
●	Approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	Producing a report on executive compensation to be included in our annual proxy statement; and
●	Reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Mr. Gadbois, Mr. Creixell and Ms. O’Reilly serve as members of our nominating and corporate governance committee. Under the NYSE listing standards, all members of the nominating and corporate governance committee must be independent. Ms. O’Reilly chairs the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	Identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	Developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	Coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	Reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our form of Code of Ethics is available on our website at www.sbcap.com.

You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. Please see “Where You Can Find Additional Information.”

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity, prior to its presentation to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team, Founder Group, and Advisory Group. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, Founder Group, and Advisory Group, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Members of our management team, Founder Group, and our Advisory Group may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination.

As a result, members of our management team, Founder Group, and our Advisory Group could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Potential investors should also be aware of the following other potential conflicts of interest:

●	none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to consummate our initial business combination within the completion window. However, if our Sponsor or any of our officers, directors or their respective affiliates acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Except as described herein, (1) pursuant to a letter agreement entered into with us, our Sponsor, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (A) one year after completion of our initial business combination; or (B) if the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing any time 150 days after completion of our initial business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our Sponsor with respect to any Founder Shares, and (2) pursuant to a letter agreement entered into with us, our Sponsor have agreed not to transfer, assign or sell any Private Placement Warrants and the shares of Class A common stock underlying such warrants until 30 days after the completion of our initial business combination. We refer to such transfer restrictions as the lock-up. Notwithstanding the foregoing, if we complete a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, the Founder Shares will be released from the lock-up. Since our Sponsor, members of our management team, Founder Group and Advisory Group may directly or indirectly own common stock and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Since our Sponsor will not cause us to enter into any agreements with respect to our initial business combination without the approval of SilverBox Capital, any such conflict of interest could prevent us from consummating our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual(1)	Entity	Entity’s Business	Affiliation
Joseph E. Reece	SilverBox Capital LLC	Financial advisory Investments and SPAC Sponsorship	Co-Managing Partner

	Compass Minerals International Inc.	Production of Minerals	Chairman Executive

	Quotient Technology Inc.	Digital Media and Promotions Technology	Director

	NCR Atleos Corporation SilverBox Capital LLC	Enterprise Technology Investments and SPAC Sponsorship	Director Co-Managing Partner

Stephen M. Kadenacy	BRC Inc.	Coffee Products	Chief Financial Officer

	Centerline Logistics Corp.	Energy Transportation	Chairman

Duncan Murdoch	SilverBox Capital LLC	Investments and SPAC Sponsorship	Chief Investment Officer

Jin Chun	SilverBox Capital LLC	Investments and SPAC Sponsorship	Partner

Daniel E. Esters	SilverBox Capital LLC	Investments and SPAC Sponsorship	Chief Financial Officer

David Lee	SilverBox Capital LLC	Investments and SPAC Sponsorship	General Counsel

Juan Creixell	Custos Family Office	Financial Advisors	Partner

Katie O’Reilly	Prosek Partners	Public Relations and Marketing Company	Managing Director

Richard A. Gadbois	HS Group	Asset Management	Chairman
(1)Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team, Founder Group, and Advisory Group. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team, Founder Group, and Advisory Group, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such opinion in any other context.

In addition, our Sponsor or any of its affiliates, or any of their respective clients, may make additional investments in the company in connection with the initial business combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our Sponsor, officers and directors have agreed to vote any Founder Shares and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) during or after the Initial Public Offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.           Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $25,000 to an affiliate of our Sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees.

Our Sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of the initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with an Initial Business Combination.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of an initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after an initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with an initial business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of warrants as they are not exercisable within 60 days of the date of this annual report.

The beneficial ownership of our common stock is based on 13,800,000 shares of Class A common stock and 3,450,000 shares of Class B common stock issued and outstanding as of December 31, 2023.

		Approximate	Number of
	Number of	Percentage of	Class B	Approximate
	Class A Shares	Outstanding	Shares	Percentage of
	Beneficially	Class A Common	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Stock	Owned(2)	Common Stock
SilverBox Sponsor III LLC(1)(2)	—	—	3,450,000	20.0%
Joseph Reece(1)(2)	—	—	3,450,000	20.0%
Stephen Kadenacy(1)(2)	—	—	3,450,000	20.0%
Duncan Murdoch	—	—	—	—
Jin Chun	—	—	—	—
Daniel E. Esters	—	—	—	—
David Lee	—	—	—	—
Richard A. Gadbois	—	—	—	—
Juan I. Creixell	—	—	—	—
Katie O’Reilly	—	—	—	—
All executive officers and directors as a group (9 individuals)	—	—	3,450,000	20.0%
Holders of more than 5% of SilverBox Corp III any class of outstanding common stock Wealthspring Capital LLC (3)	1,602,700	11.6%	—	9.3%
Sculptor Capital LP (4)	630,225	4.6%	—	3.7%

Less than 1%

(1)	The shares are held in the name of our Sponsor. Certain members of our Advisory Group will be members of SilverBox Sponsor III LLC, and Mr. Kadenacy and Mr. Reece, our Chairman and Chief Executive Officer and our Founding Partner, respectively, are each the managing member of SilverBox Sponsor III LLC. As such, they may be deemed to have or share beneficial ownership of the Class B common stock held directly by SilverBox Sponsor III LLC. Such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(2)	Interests shown consist solely of Founder Shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our Initial Business Combination or earlier at the option of the holders thereof.
(3)	The information in the table above is based solely on information contained in this stockholder’s Schedule 13G filed on March 9, 2023, by or on behalf of Wealthspring Capital LLC, Matthew Simpson, and David Gallers, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of the aforementioned parties is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(4)	The information in the table above is based solely on information contained in this stockholder’s Schedule 13G filed on March 8, 2023, by or on behalf of Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd., Sculptor Special Funding, LP, Sculptor Credit Opportunities Master Fund, Ltd. and Sculptor SC II LP, each of which share voting and dispositive power with respect to certain of the reported shares shown above. Sculptor and Sculptor-II serve as the principal investment managers to a number of private funds and discretionary accounts (collectively, the “Accounts”), which hold the common stock reported above, and thus may be deemed beneficial owners of the shares of Class A common stock in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners the shares reported above. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of the shares reported above. The address of the business office of Sculptor Capital LP is 9 West 57th Street, New York, New York 10019.

Unless otherwise noted, the business address of each of the following entities or individuals is c/o SilverBox Corp III, 1250 S. Capital of Texas Highway, Building 2, Suite 285, Austin TX 78746.

Our Sponsor has the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the Founder Shares. In addition, because of this ownership block, our Sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including our initial business combination.

Our Sponsor purchased 4,260,000 Private Placement Warrants at a price of $1.50 per warrant ($6,390,000 in the aggregate) in the private placement offering concurrent with our Initial Public Offering. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment as provided herein. Proceeds from the Private Placement Warrants were added to the proceeds from the initial public offering to be held in the Trust Account. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to the transfer restrictions described below. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our Initial Public Offering. In order to extend the completion window from 18 to 21 months, our Sponsor has the option to purchase 920,000 Private Placement Warrants at any time following the closing of the Initial Public Offering and prior to the consummation of our initial business combination at a purchase price of $1.50 per Private Placement Warrant. These warrants will have the same terms and conditions as the Private Placement Warrants issued at the closing of our Initial Public Offering.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

On March 31, 2021, our Sponsor purchased an aggregate of 2,875,000 Founder Shares for an aggregate purchase price of $25,000. We effected several subsequent stock dividends and stock surrenders resulting in the Sponsor owning 3,450,000 Founder Shares upon completion of the Initial Public Offering. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering.

Our Sponsor purchased an aggregate of 4,260,000 Private Placement Warrants for a purchase price of $1.50 per warrant in the private placement concurrent with our initial public offering. As such, our Sponsor’s interest in this transaction is valued at $6,390,000. In order to extend the completion window from 18 to 21 months, our Sponsor has the option to purchase 920,000 Private Placement Warrants at any time and prior to the consummation of our initial business combination at a purchase price of $1.50 per Private Placement Warrant. These warrants will have the same terms and conditions as the Private Placement Warrants issued at the closing of the Initial Public Offering. Each Private Placement Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

Our Sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In connection with the Initial Public Offering, our Sponsor loaned us up to $300,000. As of December 31, 2022, we had borrowed $214,493 under such promissory note. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2023 and the closing of the Initial Public Offering. These loans were repaid upon completion of the Initial Public Offering out of the $750,000 of offering proceeds that had been allocated for the payment of offering expenses (other than underwriting commissions) not held in the Trust Account.

The value of our Sponsor’s interest in this loan transaction corresponds to the principal amount outstanding under any such loan.

Commencing on the date our securities were first listed on the NYSE, we will pay an amount equal to $25,000 per month to our Sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, our Sponsor will be paid a total of $450,000 ($25,000 per month in either case) and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. Except for the foregoing, the terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We entered into a registration rights agreement with respect to the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Founder Shares).

Related Party Transactions Policy

We have adopted a formal policy for the review, approval or ratification of related party transactions.

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our Sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the Trust Account or (ii) permitted withdrawals: repayment of an aggregate of up to $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses; repayment to our Sponsor for office space, administrative and shared personnel support services, in an amount equal to $25,000 per month; payment to Signet for financial advisory services provided by Signet in connection with the Initial Public Offering in an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, which will be paid to Signet upon the closing of the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, which will be paid to Signet upon the closing of our initial business combination. Joseph Reece, our Founding Partner, and Jin Chun, our Chief Operating Officer, are registered representatives of Signet, and will participate in a portion of the fees payable to Signet in connection with the closing of the initial business combination; reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and repayment of loans which may be made by our Sponsor, an affiliate of our Sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender.

These payments may be made using funds that are not held in the Trust Account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting the NYSE’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.           Principal Accounting Fees and Services.

The firm of Grant Thornton LLP (“Grant Thornton”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton for services rendered.

Audit Fees. For the year ended December 31, 2023 and 2022, fees were approximately $99,750 and $47,700, for the services Grant Thornton performed in connection with our Initial Public Offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, Grant Thornton did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023 and 2022, Grant Thornton firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and 2022, Grant Thornton did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.           Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(3)Exhibits. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on February 10, 2023)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on February 10, 2023)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on February 10, 2023)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on February 10, 2023)
4.4

Public Warrant Agreement, dated as of February 27, 2023, by and between the Company and Continental Stock Transfer & Trust Company (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023, incorporated by reference herein)

4.5

Private Warrant Agreement, dated as of February 27, 2023, by and between Continental Stock Transfer & Trust Company and the Company (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023, incorporated by reference herein)

10.1

Investment Management Trust Agreement, dated as of February 27, 2023, by and between the Company and Continental Stock Transfer & Trust Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023, incorporated by reference herein)

10.2

Registration and Stockholder Rights Agreement, dated as of February 27, 2023, by and among the Company, the Sponsor and certain other stockholders signatory thereto (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023, incorporated by reference herein)

10.3

Letter Agreement, dated as of February 27, 2023, by and among the Company, the Sponsor and the officers and directors of the Company (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 2, 2023, incorporated by reference herein)

10.4

Administrative Support Agreement, dated as of February 27, 2023, between the Company and the Sponsor (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 2, 2023, incorporated by reference herein)

10.5	Form of Indemnification Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 2, 2023, incorporated by reference herein)
24	Power of Attorney (Included on the Signature Page hereto)
31.1

Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	SilverBox Corp III Compensation Recover Policy
101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

Item 16.           Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on the 14th of March 2024.

SILVERBOX CORP III

By:	/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen M. Kadenacy and Daniel E. Esters and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	March 14, 2024

By:	/s/ Daniel E. Esters
Name:	Daniel E. Esters
Title:	Director and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 14, 2024

By:	/s/ Richard Gadbois
Name:	Richard Gadbois
Title:	Director
Date:	March 14, 2024

By:	/s/ Juan I. Creixell
Name:	Juan I. Creixell
Title:	Director
Date:	March 14, 2024

By:	/s/ Katie O’Reilly
Name:	Katie O’Reilly
Title:	Director
Date:	March 14, 2024

SILVERBOX CORP III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SilverBox Corp III

Opinion on the financial statements

We have audited the accompanying balance sheets of SilverBox Corp III (a Delaware Corporation) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholder’s (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company lacks the liquidity to sustain operations for at least one year from the date that the financial statements are issued. These conditions along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans  regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Arlington, Virginia

March 14, 2024

SILVERBOX CORP III

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Cash on hand	$790,318	$12,560
Prepaid expenses	63,417	—
Prepaid insurance	198,852	—
Total current assets	1,052,587	12,560

Deferred offering costs	—	441,048
Marketable securities held in Trust Account	144,651,855	—
Total Assets	$145,704,442	$453,608

Liabilities and Stockholders’ (Deficit) Equity
Accrued offering costs	$333,400	$219,410
Accounts payable and accrued expenses	679,027	6,450
Income taxes payable	524,190	—
Promissory note – related party	—	214,493
Total current liabilities	1,536,617	440,353

Deferred underwriting fee payable	4,830,000	—
Total Liabilities	6,366,617	440,353

Commitments and Contingencies

Class A common stock subject to possible redemption, 13,800,000 shares at $10.42 per share redemption value as of December 31, 2023 and none at December 31, 2022	143,813,027	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at December 31, 2023 and 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at December 31, 2023 and 2022(1)	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(4,475,547)	(11,745)
Total Stockholders’ (Deficit) Equity	(4,475,202)	13,255
Total Liabilities and Stockholders’ (Deficit) Equity	$145,704,442	$453,608
(1)	The December 31, 2022 balance includes an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on the date of the Initial Public Offering, March 2, 2023 (see Note 1 and Note 3).

The accompanying notes are an integral part of the financial statements.

SILVERBOX CORP III

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Formation and operating costs	$1,427,219	$9,429
Loss from operations	(1,427,219)	(9,429)

Other income:
Interest earned on marketable securities held in Trust Account	5,923,548	—
Unrealized gain on marketable securities held in Trust Account	28,307	—
Total other income, net	5,951,855	—

Income (loss) before provision for income taxes	4,524,636	(9,429)
Provision for income taxes	(1,204,190)	—
Net income (loss)	$3,320,446	$(9,429)

Weighted average shares outstanding of Class A common stock	11,525,275	—
Basic and diluted net income (loss) per share, Class A common stock	$0.22	$—

Weighted average shares outstanding of Class B common stock(1)	3,450,000	3,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.22	$(0.00)
(1)	For the year ended December 31, 2022, the weighted average shares outstanding excluded an aggregate of up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised by the underwriters. The option was subsequently exercised on March 2, 2023, the date the Initial Public Offering was consummated (see Note 1 and Note 3).

The accompanying notes are an integral part of the financial statements.

SILVERBOX CORP III

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	—	3,450,000	345	24,655	$(2,316)	$22,684

Net loss	—	—	—	—	—	(9,429)	(9,429)

Balance — December 31, 2022	—	—	3,450,000	345	24,655	(11,745)	13,255

Sale of 4,260,000 private placement warrants	—	—	—	—	6,390,000	—	—

Fair value of public warrants at issuance	—	—	—	—	1,062,600	—	1,062,600

Allocated value of transaction costs to Class A common stock	—	—	—	—	(111,642)	—	(111,642)

Accretion for Class A common stock to redemption amount	—	—	—	—	(7,365,613)	(7,784,248)	(15,149,861)

Net income	—	—	—	—	—	3,320,446	3,320,446

Balance — December 31, 2023	—	$—	3,450,000	$345	$—	$(4,475,547)	$(4,475,202)

The accompanying notes are an integral part of the financial statements.

SILVERBOX CORP III

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,320,446	$(9,429)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,923,548)	—
Unrealized gain on marketable securities held in Trust Account	(28,307)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(63,417)	—
Short-term prepaid insurance	(198,852)	—
Accounts payable and accrued expenses	672,577	6,450
Income taxes payable	524,190	—
Net cash used in operating activities	(1,696,911)	(2,979)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(139,380,000)	—
Cash withdrawn from Trust Account to pay income taxes	680,000	—
Net cash used in investing activities	(138,700,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,516,000	—
Proceeds from sale of private placement warrants	6,390,000	—
Proceeds from promissory note - related party	65,000	200,000
Repayment of promissory note - related party	(279,493)	(60,000)
Payment of offering costs	(516,838)	(153,991)
Net cash provided by (used in) financing activities	141,174,669	(13,991)

Net Change in Cash	777,758	(16,970)
Cash – Beginning of period	12,560	29,530
Cash – End of period	$790,318	$12,560
Supplemental cash flow information:
Cash - End of period	$680,000	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$113,990	$94,434
Accretion of Class A common stock to redemption value	$15,149,861	$—
Deferred underwriting fee payable	$4,830,000	$—

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the Trust from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. The stockholders will be entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (net of permitted withdrawals), divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is $10.42 per Public Share as of December 31, 2023.

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

The Company has only 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (or 21 months if the time to complete an initial business combination is extended as described in the Registration Statement to our initial public offering, (the “Combination Period”)). However, if the Company has not completed the initial Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses ), divided by the number of the outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In order to extend the completion window from 18 to 21 months, our Sponsor must purchase 920,000 Private Placement Warrants (at any time following the closing of the Initial Public Offering and prior to the consummation of our initial business combination at a purchase price of $1.50 per Private Placement Warrant). These warrants will have the same terms and conditions as the Private Placement Warrants issued at the Initial Public Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Sponsor, directors and officers have entered into a letter agreement with the Company, pursuant to which they agreed to: (1) waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummated its initial Business Combination within the Combination Window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the completion window) (4) vote their Founder Shares and any public shares purchased during or after the Initial Public Offering in favor of the initial Business Combination.

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

Going Concern and Liquidity

As of December 31, 2023, the Company had $790,318 in its operating bank account, $144,651,855 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $484,030.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until September 2, 2024 (or December 2, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by September 2, 2024 (or December 2, 2024, if extended), there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 2, 2024 (or December 2, 2024, if extended). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $790,318 and $12,560 in cash and no cash equivalents as of December 31, 2023 and 2022, respectively.

Marketable Securities Held in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through December 31, 2023, the Company withdrew $680,000 of interest earned on the Trust Account. As of December 31, 2022, there were no funds deposited in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock sold as part of the Units in the Initial Public Offering is issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity is allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

At December 31, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(1,062,600)
Common stock issuance costs	(8,274,234)
Plus:
Remeasurement of carrying value to redemption value	15,149,861
Class A Common stock subject to possible redemption, December 31, 2023	$143,813,027

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset of $216,293 and $1,980, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate for the year ended December 31, 2023 and 2022 were 26.61% and 0.00%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets and merger & acquisitions deal costs.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At December 31, 2023, the Company had outstanding warrants to purchase up to 8,860,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income (loss) per common share.

As of December 31, 2023 and 2022, the Company has two classes of common shares, Class A common shares and Class B common shares. For the year ended December 31, 2023 and 2022, earnings were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants, and allocated pro rata between the two classes of common shares. The deemed dividend to Class A stockholders was allocated to the Class A shares as follows:

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$2,555,482	$764,964	$—	$(9,429)

Denominator:
Basic and diluted weighted average common shares outstanding	11,525,275	3,450,000		3,000,000
Basic and diluted net income (loss) per common share	$0.22	$0.22	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

In addition, if (i) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 31, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). In December 2021, we effected a stock dividend of 2.5 shares for each Founder Share resulting in the Sponsor owning 7,187,500 Founder Shares.

November 2022 Stock Surrender

In November 2022, the Sponsor surrendered 718,750 Founder Shares back to the Company for no consideration resulting in the Sponsor owning 6,468,750 Founder Shares.

January 2023 Stock Surrender

In January 2023, the Sponsor surrendered 3,593,750 Founder Shares back to the Company for no consideration resulting in the Sponsor owning 2,875,000 Founder Shares.

February 2023 Stock Dividend

In February 2023, the Company effected stock dividend equal to 0.2 shares for each share of Class B common stock outstanding resulting in the Sponsor owning 3,450,000 Founder Shares at an implied valuation of or approximately $0.008 per share. Up to 450,000 Founder Shares are no longer subject to forfeiture by the Sponsor due to the underwriters’ exercise of the over-allotment option in full at the Initial Public Offering.

Promissory Note

On March 31, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. On December 21, 2021, the Sponsor agreed to extend the Promissory Note to the earlier of June 30, 2022 or the closing of the Initial Public Offering. Subsequently, on October 28, 2022, the Sponsor agreed to extend the Promissory Note to the earlier of September 30, 2023 or the closing of the Initial Public Offering. On March 2, 2023, as part of the Initial Public Offering, $279,493 was repaid to the Sponsor and no balances remain outstanding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor, commencing on February 27, 2023, a total of $25,000 per month for office space, administrative and shared personnel support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred and paid $250,000 of administrative services fees. For the year ended December 31, 2022, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2023 and, 2022 there were no shares of Class A common stock issued or outstanding, excluding 13,800,000 and 0 Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2023 there were 3,450,000 shares of Class B common stock issued and outstanding. At December 31, 2022 there were 3,450,000 shares of Class B common stock issued and outstanding and an aggregate of up to 450,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholder will collectively own 20% of the Company’s issued and outstanding common stocks after the Initial Public Offering. The underwriters elected to exercise their option in full at the Initial Public Offering and as such the 450,000 shares are no longer subject to forfeiture.

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022

Deferred tax assets
Net operating loss carryforward	$—	$1,980
Startup/Organization Expenses	216,293	—
Total deferred tax assets	216,293	1,980
Valuation allowance	(216,293)	(1,980)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$1,204,190	$—
Deferred	(214,313)	(1,980)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	214,313	1,980
Income tax provision	$1,204,190	$—

As of December 31, 2023 and 2022, the Company had a total of $0 and $9,429, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2023, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $214,313. For the year ended December 31, 2022, the change in the valuation allowance was $1,980.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.0%
Merger & acquisitions deal costs	0.87%	0.0%
Change in valuation allowance	4.74%	(21.0)%
Income tax provision	26.61%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to merger & acquisitions deal costs and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2023
Assets:
Marketable securities held in Trust Account	1	$144,651,855

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events