Form 10-Q
period 2024-03-31
SilverBox Corp III
filed 2024-05-09
CIK 1859686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 8, 2024, there were 13,800,000 shares of Class A common stock, $0.0001 par value and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SILVERBOX CORP III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SILVERBOX CORP III

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash on hand	$443,591	$790,318
Prepaid expenses	63,750	63,417
Prepaid insurance	123,656	198,852
Total current assets	630,997	1,052,587

Marketable securities held in Trust Account	146,048,165	144,651,855
Total Assets	$146,679,162	$145,704,442

Liabilities and Stockholders’ Deficit
Accrued offering costs	$248,400	$333,400
Accounts payable and accrued expenses	495,997	679,027
Income taxes payable	565,573	524,190
Total current liabilities	1,309,970	1,536,617

Deferred underwriting fee payable	4,830,000	4,830,000
Total Liabilities	6,139,970	6,366,617

Commitments and Contingencies

Class A common stock subject to possible redemption, 13,800,000 shares at $10.53 and $10.42 per share redemption value as of March 31, 2024 and December 31, 2023, respectively	145,318,942	143,813,027

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	345	345
Additional paid-in capital	—	—
Accumulated deficit	(4,780,095)	(4,475,547)
Total Stockholders’ Deficit	(4,779,750)	(4,475,202)
Total Liabilities and Stockholders’ Deficit	$146,679,162	$145,704,442

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Formation and operating costs	$328,115	$333,629
Loss from operations	(328,115)	(333,629)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,874,331	402,524
Unrealized (loss)/gain on marketable securities held in Trust Account	(3,466)	83,656
Total other income, net	1,870,865	486,180

Income before provision for income taxes	1,542,750	152,551
Provision for income taxes	(341,383)	(95,890)
Net income	$1,201,367	$56,661

Weighted average shares outstanding of Class A common stock	13,800,000	4,496,629
Basic and diluted net income per share, Class A common stock	$0.07	$0.01

Weighted average shares outstanding of Class B common stock	3,450,000	3,450,000
Basic and diluted net income per share, Class B common stock	$0.07	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	3,450,000	$345	$—	$(4,475,547)	$(4,475,202)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,505,915)	(1,505,915)

Net income	—	—	—	—	—	1,201,367	1,201,367

Balance — March 31, 2024	—	$—	3,450,000	$345	$—	$(4,780,095)	$(4,779,750)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	3,450,000	$345	$24,655	$(11,745)	$13,255

Sale of 4,260,000 private placement warrants	—	—	—	—	6,390,000	—	6,390,000

Fair value of public warrants at issuance	—	—	—	—	1,062,600	—	1,062,600

Allocated value of transaction costs to Class A common stocks	—	—	—	—	(111,642)	—	(111,642)

Accretion for Class A common stock to redemption amount	—	—	—	—	(7,365,613)	(3,611,194)	(10,976,807)

Net income	—	—	—	—	—	56,661	56,661

Balance – March 31, 2023	—	$—	3,450,000	$345	$—	$(3,566,278)	$(3,565,933)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024		2023
Cash Flows from Operating Activities:
Net income		$1,201,367		$56,661
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account		(1,874,331)		(402,524)
Unrealized (gain)/loss on marketable securities held in Trust Account		3,466		(83,656)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(333)		(23,967)
Short-term prepaid insurance		75,196		(300,785)
Long-term prepaid insurance		―		(123,656)
Accounts payable and accrued expenses		(183,030)		172,066
Income taxes payable		41,383		95,890
Net cash used in operating activities		(736,282)		(609,971)

Cash Flows from Investing Activities:
Investment of cash in Trust Account		―		(139,380,000)
Cash withdrawn from Trust Account to pay franchise and income taxes		474,555		―
Net cash provided by (used in) investing activities		474,555		(139,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid		―		135,516,000
Proceeds from sale of private placement warrants		―		6,390,000
Proceeds from promissory note – related party		―		65,000
Repayment of promissory note – related party		―		(279,493)
Payment of accrued offering costs		(85,000)		(516,838)
Net cash (used in) provided by financing activities		(85,000)		141,174,669

Net Change in Cash		(346,727)		1,184,698
Cash – Beginning of period		790,318		12,560
Cash – End of period		$443,591		$1,197,258

Supplemental cash flow information:
Cash paid for income taxes		$300,000	$	―

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$	―		$113,990
Accretion of Class A common stock to redemption value		$1,505,915		$10,976,807
Deferred underwriting fee payable	$	―		$4,830,000

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the Trust from the proceeds derived from the Initial Public Offering (as defined below).

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. The stockholders will be entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (net of permitted withdrawals), divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is $10.53 per Public Share as of March 31, 2024.

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

The Company has only 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (or 21 months if the time to complete an initial business combination is extended as described in the Registration Statement to our initial public offering, (the “Combination Period”)). However, if the Company has not completed the initial Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of the outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In order to extend the completion window from 18 to 21 months, our Sponsor must purchase 920,000 Private Placement Warrants (at any time following the closing of the Initial Public Offering and prior to the consummation of our initial business combination at a purchase price of $1.50 per Private Placement Warrant). These warrants will have the same terms and conditions as the Private Placement Warrants issued at the Initial Public Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

Going Concern and Liquidity

As of March 31, 2024, the Company had $443,591 in its operating bank account, $146,048,165 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $678,973.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until September 2, 2024 (or December 2, 2024 if we extend the period of time to consummate a Business Combination by the full amount of time) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by September 2, 2024 (or December 2, 2024, if extended), there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 2, 2024 (or December 2, 2024, if extended). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this quarterly report on Form 10-Q.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart the Business Startups Act of 2012, (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $443,591 and $790,318 in cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

At March 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the condensed balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through March 31, 2024, the Company withdrew $1,154,555 of interest earned on the Trust Account.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock sold as part of the Units in the Initial Public Offering is issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity is allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2024 and December 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit equity section of the Company’s condensed balance sheets.

At March 31, 2024 and December 31, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(1,062,600)
Common stock issuance costs	(8,274,234)
Plus:
Remeasurement of carrying value to redemption value	15,149,861
Class A Common stock subject to possible redemption, December 31, 2023	$143,813,027
Plus:
Remeasurement of carrying value to redemption value	1,505,915
Class A Common stock subject to possible redemption, March 31, 2024	$145,318,942

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset of $273,402 and $216,293, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 were 22.13% and 62.86%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to the valuation allowance on the deferred tax assets and merger & acquisitions deal costs.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At March 31, 2024, the Company had outstanding warrants to purchase up to 8,860,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income per common share.

As of March 31, 2024 and 2023, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three months ended March 31, 2024 and 2023, earnings were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants, and allocated pro rata between the two classes of common shares. The deemed dividend to Class A stockholders was allocated to the Class A shares as follows:

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$961,094	$240,273	$32,062	$24,599
Denominator:
Basic and diluted weighted average common shares outstanding	13,800,000	3,450,000	4,496,629	3,450,000
Basic and diluted net income per common share	$0.07	$0.07	$0.01	$0.01

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Promissory Note

On March 31, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. On December 21, 2021, the Sponsor agreed to extend the Promissory Note to the earlier of June 30, 2022 or the closing of the Initial Public Offering. Subsequently, on October 28, 2022, the Sponsor agreed to extend the Promissory Note to the earlier of September 30, 2023 or the closing of the Initial Public Offering. As part of the Initial Public Offering, $279,493 was repaid to the Sponsor and no balances remain outstanding as of March 2, 2023. Borrowings under the promissory note are no longer available.

Administrative Support Agreement

The Company has agreed to pay the Sponsor, commencing on February 27, 2023, a total of $25,000 per month for office space, administrative and shared personnel support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred and paid $75,000 and $25,000, respectively, of administrative services fees.

On February 7, 2024, the Company amended the administrative support agreement wherein the Sponsor agreed not to be paid the monthly fee of $25,000 if the payment of such fee would result in negative cash balance for the Company within the subsequent three month period, as determined by the Chief Financial Officer based on the cash projections of the Company; provided that any unpaid monthly fees shall accrue and shall be payable in arrears by the Company upon completion of the Business Combination or the Company’s liquidation. As of March 31, 2024, the Company does not have an outstanding balance under this agreement.

Financial Advisory Services

On February 13, 2023, the Company and Signet Securities, LLC (“Signet”) entered into an agreement in which the Company engages Signet as its exclusive financial advisor in connection with the Initial Public Offering. Signet will receive an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, totaling $276,000, and (2) 20% of the deferred underwriting commission payable to the underwriter, which will be paid to Signet upon the closing of the Business Combination. One of the Founding Partners of the Company, and the Chief Operating Officer, were registered representatives of Signet, and will participate in a portion of the fees payable to Signet in connection with the closing of the Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023 there were no shares of Class A common stock issued or outstanding, excluding 13,800,000 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023 there were 3,450,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$146,048,165	$144,651,855

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 16, 2021 (inception) through March 31, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $1,201,367, which consists of interest income on marketable securities held in the Trust Account of $1,874,331 and an unrealized loss on marketable securities held in Trust Account of $3,466, offset by operating costs of $328,115 and provision for income taxes of $341,383.

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

For the three months ended March 31, 2024, cash used in operating activities was $736,282. Net income of $1,201,367 was affected by interest earned on marketable securities held in the Trust Account of $1,874,331 and unrealized loss on marketable securities held in Trust Account of $3,466. Changes in operating assets and liabilities used $66,784 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $609,971. Net income of $56,661 was affected by interest earned on marketable securities held in the Trust Account of $402,524 and unrealized gain on marketable securities held in Trust Account of $83,656. Changes in operating assets and liabilities used $180,452 of cash for operating activities.

As of March 31, 2024, we had marketable securities held in the Trust Account of $146,048,165 (including approximately $6,668,165 of interest income that has not been withdrawn and $3,466 of unrealized loss on marketable securities) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2024, we have withdrawn $1,154,555 of interest earned from the Trust Account.

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

As of March 31, 2024, we had cash of $443,591. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We have determined that mandatory liquidation, should a Business Combination not occur, and an extension not be approved by our stockholders, and potential subsequent dissolution and the liquidity issue raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the condensed financial statements. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our condensed balance sheets.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SILVERBOX CORP III

Date: May 9, 2024	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)