Form 10-Q
period 2024-06-30
SilverBox Corp III
filed 2024-08-08
CIK 1859686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 7, 2024, there were 13,800,000 shares of Class A common stock, $0.0001 par value and 3,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SILVERBOX CORP III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SILVERBOX CORP III

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash on hand	$328,320	$790,318
Prepaid expenses	47,500	63,417
Prepaid insurance	48,460	198,852
Prepaid income taxes	64,900	—
Total current assets	489,180	1,052,587

Marketable securities held in Trust Account	146,944,297	144,651,855
Total Assets	$147,433,477	$145,704,442

Liabilities and Stockholders’ Deficit
Accrued offering costs	$248,400	$333,400
Accounts payable and accrued expenses	572,382	679,027
Income taxes payable	—	524,190
Total current liabilities	820,782	1,536,617

Deferred underwriting fee payable	4,830,000	4,830,000
Total Liabilities	5,650,782	6,366,617

Commitments and Contingencies

Class A common stock subject to possible redemption, 13,800,000 shares at $10.64 and $10.42 per share redemption value as of June 30, 2024 and December 31, 2023, respectively	146,795,547	143,813,027

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	345	345
Additional paid-in capital	—	—
Accumulated deficit	(5,013,197)	(4,475,547)
Total Stockholders’ Deficit	(5,012,852)	(4,475,202)
Total Liabilities and Stockholders’ Deficit	$147,433,477	$145,704,442

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$288,408	$289,050	$616,523	$622,679
Loss from operations	(288,408)	(289,050)	(616,523)	(622,679)

Other income, net:
Interest earned on marketable securities held in Trust Account	1,912,416	1,711,158	3,786,747	2,113,682
Unrealized gain (loss) on marketable securities held in Trust Account	7,268	(17,899)	3,802	65,757
Total other income, net	1,919,684	1,693,259	3,790,549	2,179,439

Income before provision for income taxes	1,631,276	1,404,209	3,174,026	1,556,760
Provision for income taxes	(387,773)	(345,085)	(729,156)	(440,975)
Net income	$1,243,503	$1,059,124	$2,444,870	$1,115,785

Weighted average shares outstanding of Class A common stock	13,800,000	13,800,000	13,800,000	9,200,000
Basic and diluted net income per share, Class A common stock	$0.07	$0.06	$0.14	$0.09

Weighted average shares outstanding of Class B common stock	3,450,000	3,450,000	3,450,000	3,450,000
Basic and diluted net income per share, Class B common stock	$0.07	$0.06	$0.14	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	3,450,000	$345	$—	$(4,475,547)	$(4,475,202)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,505,915)	(1,505,915)

Net income	—	—	—	—	—	1,201,367	1,201,367

Balance — March 31, 2024	—	—	3,450,000	345	—	(4,780,095)	(4,779,750)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,476,605)	(1,476,605)

Net income	—	—	—	—	—	1,243,503	1,243,503

Balance — June 30, 2024	—	$—	3,450,000	$345	$—	$(5,013,197)	$(5,012,852)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2023	—	$—	3,450,000	$345	$24,655	$(11,745)	$13,255

Sale of 4,260,000 private placement warrants	—	—	—	—	6,390,000	—	6,390,000

Fair value of public warrants at issuance	—	—	—	—	1,062,600	—	1,062,600

Allocated value of transaction costs to Class A common stocks	—	—	—	—	(111,642)	—	(111,642)

Accretion for Class A common stock to redemption amount	—	—	—	—	(7,365,613)	(3,611,194)	(10,976,807)

Net income	—	—	—	—	—	56,661	56,661

Balance — March 31, 2023	—	—	3,450,000	345	—	(3,566,278)	(3,565,933)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,298,174)	(1,298,174)

Net income	—	—	—	—	—	1,059,124	1,059,124

Balance – June 30, 2023	—	$—	3,450,000	$345	$—	$(3,805,328)	$(3,804,983)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024		2023
Cash Flows from Operating Activities:
Net income		$2,444,870	$1,115,785
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account		(3,786,747)	(2,113,682)
Unrealized gain on marketable securities held in Trust Account		(3,802)	(65,757)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		15,917	(15,564)
Short-term prepaid insurance		150,392	(300,785)
Long-term prepaid insurance		―	(48,460)
Prepaid income taxes		(64,900)	—
Accounts payable and accrued expenses		(106,645)	249,033
Income taxes payable		(524,190)	60,975
Net cash used in operating activities		(1,875,105)	(1,118,455)

Cash Flows from Investing Activities:
Investment of cash in Trust Account		―	(139,380,000)
Cash withdrawn from Trust Account to pay for franchise and income taxes		1,498,107	380,000
Net cash provided by (used in) investing activities		1,498,107	(139,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid		―	135,516,000
Proceeds from sale of private placement warrants		―	6,390,000
Proceeds from promissory note – related party		―	65,000
Repayment of promissory note – related party		―	(279,493)
Payment of offering costs		(85,000)	(516,838)
Net cash (used in) provided by financing activities		(85,000)	141,174,669

Net Change in Cash		(461,998)	1,056,214
Cash – Beginning of period		790,318	12,560
Cash – End of period		$328,320	$1,068,774

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$	―	$113,990
Accretion of Class A common stock to redemption value		$2,982,520	$12,274,981
Deferred underwriting fee payable	$	―	$4,830,000

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the Trust from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. The stockholders will be entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (net of permitted withdrawals), divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is $10.64 per Public Share as of June 30, 2024.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Going Concern and Liquidity

As of June 30, 2024, the Company had $328,320 in its operating bank account, $146,944,297 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $331,602.

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

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $328,320 and $790,318 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

At June 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the condensed balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through June 30, 2024, the Company withdrew $2,178,107 of interest earned on the Trust Account.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Class A Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock sold as part of the Units in the Initial Public Offering is issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity is allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2024 and December 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit equity section of the Company’s condensed balance sheets.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2024 and December 31, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(1,062,600)
Common stock issuance costs	(8,274,234)
Plus:
Remeasurement of carrying value to redemption value	15,149,861
Class A Common stock subject to possible redemption, December 31, 2023	$143,813,027
Plus:
Remeasurement of carrying value to redemption value	2,982,520
Class A Common stock subject to possible redemption, June 30, 2024	$146,795,547

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset of $317,493 and $216,293, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 were 23.77% and 24.58%, respectively, and for the six months ended June 30, 2024 and 2023 were 22.97% and 28.33%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets and merger & acquisitions deal costs.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. As of June 30, 2024, the Company had outstanding warrants to purchase up to 8,860,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income per common share.

As of June 30, 2024 and 2023, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three and six months ended June 30, 2024 and 2023, earnings were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants, and allocated pro rata between the two classes of common shares. The deemed dividend to Class A stockholders was allocated to the Class A shares as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$994,802	$248,701	$847,299	$211,825	$1,955,896	$488,974	$811,480	$304,305
Denominator:
Basic and diluted weighted average common shares outstanding	13,800,000	3,450,000	13,800,000	3,450,000	13,800,000	3,450,000	9,200,000	3,450,000
Basic and diluted net income per common share	$0.07	$0.07	$0.06	$0.06	$0.14	$0.14	$0.09	$0.09

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2024, the Company incurred $75,000 and $150,000 of administrative services fees, respectively. For the three and six months ended June 30, 2023, the Company incurred and paid $75,000 and $100,000 of administrative services fees, respectively. As of June 30, 2024 and December 31, 2023, the Company has $75,000 and $0 in outstanding administrative services fees which was included in Accounts payable and accrued expenses line in the accompanying condensed balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023 there were no shares of Class A common stock issued or outstanding, excluding 13,800,000 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023 there were 3,450,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$146,944,297	$144,651,855

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 16, 2021 (inception) through June 30, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $1,243,503, which consists of interest income on marketable securities held in the Trust Account of $1,912,416 and an unrealized gain on marketable securities held in Trust Account of $7,268, offset by operating costs of $288,408 and provision for income taxes of $387,773.

For the six months ended June 30, 2024, we had net income of $2,444,870, which consists of interest income on marketable securities held in the Trust Account of $3,786,747 and an unrealized gain on marketable securities held in Trust Account of $3,802, offset by operating costs of $616,523 and provision for income taxes of $729,156.

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

For the six months ended June 30, 2024, cash used in operating activities was $1,875,105. Net income of $2,444,870 was affected by interest earned on marketable securities held in the Trust Account of $3,786,747 and unrealized gain on marketable securities held in Trust Account of $3,802. Changes in operating assets and liabilities used $529,426 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $1,118,455. Net income of $1,115,785 was affected by interest earned on marketable securities held in the Trust Account of $2,113,682 and unrealized gain on marketable securities held in Trust Account of $65,757. Changes in operating assets and liabilities used $54,801 of cash for operating activities.

As of June 30, 2024, we had marketable securities held in the Trust Account of $146,944,297 (including approximately $7,564,297 of interest income that has not been withdrawn and $3,802 of unrealized gain on marketable securities) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2024, we have withdrawn $1,498,107 of interest earned from the Trust Account.

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

As of June 30, 2024, we had cash of $328,320. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SILVERBOX CORP III

Date: August 8, 2024	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)