Form 10-Q
period 2024-09-30
SilverBox Corp III
filed 2024-11-13
CIK 1859686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

(512) 575-3637

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one- third of one redeemable warrant	SBXCU	New York Stock Exchange
Class A common stock, par value $0.0001 per share	SBXC	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SBXC WS	New York Stock Exchange

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

As of November 12, 2024, there were 7,230,300 shares of Class A common stock, $0.0001 par value and 0 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SILVERBOX CORP III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SILVERBOX CORP III

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash on hand	$184,174	$790,318
Cash - restricted	134,246	—
Prepaid expenses	23,750	63,417
Prepaid insurance	—	198,852
Prepaid income taxes	47,284	—
Total current assets	389,454	1,052,587

Marketable securities held in Trust Account	40,751,549	144,651,855
Total Assets	$41,141,003	$145,704,442

Liabilities and Stockholders’ Deficit
Accrued offering costs	$248,400	$333,400
Accounts payable and accrued expenses	877,800	679,027
Excise tax payable	1,073,971	—
Convertible promissory note - related party	189,015	—
Income taxes payable	—	524,190
Total current liabilities	2,389,186	1,536,617

Deferred underwriting fee payable	4,830,000	4,830,000
Total Liabilities	7,219,186	6,366,617

Commitments and Contingencies

Class A common stock subject to possible redemption, 3,780,300 and 13,800,000 shares at $10.72 and $10.42 per share redemption value as of September 30, 2024 and December 31, 2023, respectively	40,535,183	143,813,027

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,450,000 and 0 shares issued and outstanding (excluding 3,780,300 and 13,800,000 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	345	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 and 3,450,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	345
Additional paid-in capital	—	—
Accumulated deficit	(6,613,711)	(4,475,547)
Total Stockholders’ Deficit	(6,613,366)	(4,475,202)
Total Liabilities and Stockholders’ Deficit	$41,141,003	$145,704,442

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating costs	$521,774	$275,991	$1,138,297	$898,670
Loss from operations	(521,774)	(275,991)	(1,138,297)	(898,670)

Other income, net:
Interest earned on marketable securities held in Trust Account	1,423,400	1,888,100	5,210,147	4,001,782
Unrealized (loss) gain on marketable securities held in Trust Account	(3,802)	(51,242)	—	14,515
Total other income, net	1,419,598	1,836,858	5,210,147	4,016,297

Income before provision for income taxes	897,824	1,560,867	4,071,850	3,117,627
Provision for income taxes	(287,616)	(367,455)	(1,016,772)	(808,430)
Net income	$610,208	$1,193,412	$3,055,078	$2,309,197

Weighted average shares outstanding of Class A common stock	11,307,475	13,800,000	12,969,158	10,755,882
Basic and diluted net income per share, Class A common stock	$0.05	$0.07	$0.19	$0.16

Weighted average shares outstanding of Class B common stock	2,198,901	3,450,000	3,032,967	3,450,000
Basic and diluted net income per share, Class B common stock	$0.05	$0.07	$0.19	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	3,450,000	$345	$—	$(4,475,547)	$(4,475,202)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,505,915)	(1,505,915)

Net income	—	—	—	—	—	1,201,367	1,201,367

Balance — March 31, 2024	—	—	3,450,000	345	—	(4,780,095)	(4,779,750)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,476,605)	(1,476,605)

Net income	—	—	—	—	—	1,243,503	1,243,503

Balance — June 30, 2024	—	—	3,450,000	345	—	(5,013,197)	(5,012,852)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,136,751)	(1,136,751)

Conversion of Class B common stock into Class A common stock	3,450,000	345	(3,450,000)	(345)	—	—	—

Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	—	(1,073,971)	(1,073,971)

Net income	—	—	—	—	—	610,208	610,208

Balance — September 30, 2024	3,450,000	$345	—	$—	$—	$(6,613,711)	$(6,613,366)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	3,450,000	$345	$24,655	$(11,745)	$13,255

Sale of 4,260,000 private placement warrants	—	—	—	—	6,390,000	—	6,390,000

Fair value of public warrants at issuance	—	—	—	—	1,062,600	—	1,062,600

Allocated value of transaction costs to Class A common stocks	—	—	—	—	(111,642)	—	(111,642)

Accretion for Class A common stock to redemption amount	—	—	—	—	(7,365,613)	(3,611,194)	(10,976,807)

Net income	—	—	—	—	—	56,661	56,661

Balance — March 31, 2023	—	—	3,450,000	345	—	(3,566,278)	(3,565,933)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,298,174)	(1,298,174)

Net income	—	—	—	—	—	1,059,124	1,059,124

Balance — June 30, 2023	—	—	3,450,000	345	—	(3,805,328)	(3,804,983)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,386,070)	(1,386,070)

Net income	—	—	—	—	—	1,193,412	1,193,412

Balance – September 30, 2023	—	$—	3,450,000	$345	$—	$(3,997,986)	$(3,997,641)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024		2023
Cash Flows from Operating Activities:
Net income		$3,055,078		$2,309,197
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account		(5,210,147)		(4,001,782)
Unrealized gain on marketable securities held in Trust Account		—		(14,515)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		39,667		(32,416)
Prepaid insurance		198,852		(274,049)
Prepaid income taxes		(47,284)		—
Accounts payable and accrued expenses		198,773		348,193
Income taxes payable		(524,190)		428,430
Net cash used in operating activities		(2,289,251)		(1,236,942)

Cash Flows from Investing Activities:
Investment of cash in Trust Account		(189,015)		(139,380,000)
Cash withdrawn from Trust Account in connection with redemption		107,397,115		—
Cash withdrawn from Trust Account to pay for franchise and income taxes		1,902,353		380,000
Net cash provided by (used in) investing activities		109,110,453		(139,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid		―		135,516,000
Proceeds from sale of private placement warrants		―		6,390,000
Proceeds from promissory note – related party		―		65,000
Repayment of promissory note – related party		―		(279,493)
Proceeds from convertible promissory note - related party		189,015		―
Redemption of Class A common stock		(107,397,115)		―
Payment of offering costs		(85,000)		(516,838)
Net cash (used in) provided by financing activities		(107,293,100)		141,174,669

Net Change in Cash		(471,898)		937,727
Cash – Beginning of period		790,318		12,560
Cash – End of period		$318,420		$950,287

Cash and Restricted Cash, End of Period
Cash		$184,174		$950,287
Cash – restricted		134,246		―
Cash and Restricted Cash, End of Period		$318,420		$950,287

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$	―		$113,990
Accretion of Class A common stock to redemption value		$4,119,271		$13,661,051
Excise tax payable attributable to redemption of Class A common stock		$1,073,971	$	―
Deferred underwriting fee payable	$	―		$4,830,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SilverBox Corp III (the “Company”) is a blank check company incorporated as a Delaware corporation on March 16, 2021. The Company announced on November 4, 2024 that because it did not complete its initial business combination by November 2, 2024, it has decided to dissolve and liquidate with a redemption of its public shares expected to occur on November 15, 2024. Prior to the Company’s announcement, the Company’s intention was to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The financial statements presented in this Quarterly Report on Form 10-Q do not reflect the pending redemption of the Public Shares as announced on November 4, 2024 and the pending cancellation of the Public Warrants and Private Placement Warrants in connection with the decision of the Company to dissolve and liquidate.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues as a result of its November 4, 2024 announcement to dissolve and liquidate. The Company generated non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the Trust from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company was required to complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company could only complete a Business Combination if the post-transaction company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There was no assurance that the Company would be able to complete a Business Combination successfully.

Upon the closing of the Initial Public Offering on March 2, 2023, an amount of $139,380,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account would not have been released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate the initial Business Combination within the Completion Window from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s Public Shares if the Company had not completed an initial Business Combination within the

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Completion Window, subject to applicable law. The proceeds deposited in the Trust Account could have become subject to the claims of the creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company would have provided its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company would seek stockholder approval of a proposed Business Combination or conduct a tender offer would have been made by the Company, solely in its discretion, and would have  been based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. The stockholders would have been entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (net of permitted withdrawals), divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is $10.72 per Public Share as of September 30, 2024.

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company would have proceeded with a Business Combination if the Company had net tangible assets, after payment of the deferred underwriting commissions, of at least $5,000,001 upon such consummation of a Business Combination and, if the Company had sought stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

On August 27, 2024, the Company held a special meeting of stockholders (the “Special Meeting”) to approve (i) the option to extend the date by which the Company must effect its initial business combination from the Termination Date to six (6) one-month extensions for a total of six months following the Termination Date through March 2, 2025 (each, an “Extension”) upon the deposit into the Trust Account of the Monthly Extension Payment (as defined below) for each Extension, (ii) the conversion of the shares of Class B common stock into shares of Class A common stock at the option of the holder(s), and (iii) the elimination of the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934 of less than $5,000,000.

To effectuate each Extension, the Sponsor and/or its designee(s) deposited the lesser of (i) $100,000 and (ii) $0.025 for each share of Class A common stock then outstanding after giving effect to redemptions (the “Monthly Extension Payment”).

In connection with the Special Meeting, stockholders holding 10,019,700 shares of the Company’s Class A common stock (“Public Shares”) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $107 million was removed from the Trust Account to pay such holders. Following redemptions, the Company have 3,780,300 Public Shares outstanding.

On August 27, 2024, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Charter Amendment”) to incorporate the approval of the aforementioned proposals voted upon during the special meeting of stockholders.

In connection with the Special Meeting, on August 27, 2024, the Company issued a non-interest bearing, unsecured promissory note in favor of the Sponsor (the “Extension Note”), providing for loans up to the aggregate principal amount of $600,000 (see Note 5).

On August 28, 2024, the Sponsor converted all of its 3,450,000 shares of Class B common stock into 3,450,000 shares of Class A common stock (see Note 5).

On September 4, 2024, pursuant to the Charter Amendment, the Sponsor deposited $94,508 into the Company’s Trust Account for a one-month extension from September 2, 2024 to October 2, 2024.

On September 26, 2024, pursuant to the Charter Amendment, the Sponsor deposited $94,508 into the Company’s Trust Account for a one-month extension from October 2, 2024 to November 2, 2024.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Under the Charter Amendment, the Company had until November 2, 2024 to complete the initial Business Combination (March 2, 2025 if extended by the full amount of time, (the “Combination Period”)).  The Company") announced on November 4, 2024 that because it did not complete its initial business combination by November 2, 2024, the Company intends to dissolve and liquidate. The redemption of the Company's public shares is expected to occur on November 15, 2024. Therefore, the Company intends to (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of the outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Liquidity

As of September 30, 2024, the Company had $184,174 of unrestricted cash, $134,246 of restricted cash, $40,751,549 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,999,732.

Prior to the Company’s announcement on November 4, 2024 of its decision to dissolve and liquidate, the Company was using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. The Company announced on November 4, 2024 its decision to dissolve and liquidate with a redemption of the Company’s public shares expected to occur on November 15, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company liquidate after November 15, 2024. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this quarterly report on Form 10-Q.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company had no common stock redemptions in 2023 and no excise tax was due on October 31, 2024.

In connection with the stockholders' vote at the Special Meeting held on August 27, 2024, there were 10,019,700 shares tendered for redemption and approximately $107 million was paid out of the Trust Account on September 5, 2024 to the redeeming stockholders. As of September 30, 2024, the Company has recorded 1% excise tax payable based on the amount of common stock redemptions paid or an aggregate amount of $1,073,971 and is presented in the accompanying balance sheet. The Company is currently evaluating its options with respect to this obligation.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $184,174 and $790,318 in unrestricted cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of September 30, 2024 and December 31, 2023, the balance was $134,246 and $0, respectively. Cash – restricted at September 30, 2024 represents cash that was withdrawn from the Trust Account to pay franchise taxes but is yet to be utilized at the end of the period.

Marketable Securities Held in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds and U.S. Treasury Bills, respectively. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the condensed balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through September 30, 2024, the Company withdrew $2,582,353 of interest earned on the Trust Account to pay for the Company’s franchise and income taxes.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value and the warrants do not require remeasurement after issuance.

Class A Common Stock Subject to Possible Redemption

The Company’s common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public common stock sold as part of the Units in the Initial Public Offering is issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public common stock classified as temporary equity is allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2024 and December 31, 2023, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit equity section of the Company’s condensed balance sheets.

At September 30, 2024 and December 31, 2023, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Warrants	(1,062,600)
Common stock issuance costs	(8,274,234)
Plus:
Remeasurement of carrying value to redemption value	15,149,861
Class A Common stock subject to possible redemption, December 31, 2023	$143,813,027
Less:
Redemption of Class A common stock (10,019,700 shares)	(107,397,115)
Plus:
Remeasurement of carrying value to redemption value	4,119,271
Class A Common stock subject to possible redemption, September 30, 2024	$40,535,183

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset of $416,566 and $216,293, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 were 32.03% and 23.54%, respectively, and for the nine months ended September 30, 2024 and 2023 were 24.97% and 25.93%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets, fines and penalties, and merger & acquisitions deal costs.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. As of September 30, 2024, the Company had outstanding warrants to purchase up to 8,860,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per common share since the inclusion of such Warrants would be anti-dilutive. The Warrants cannot be converted to shares of Class A common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. Additionally, the Working Capital Loan (see Note 5) is convertible, at the lender’s option, into Units consisting of one share of Class A common stock and one-third of one Warrant (see Note 4). Because the conversion feature cannot be exercised until the consummation of an initial Business Combination, the underlying Units are also considered anti-dilutive and have been excluded from the calculation of diluted net income per common share.

As of September 30, 2024 and 2023, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three and nine months ended September 30, 2024 and 2023, earnings were adjusted for the effects of the excess cash received over the fair value of the Placement Warrants, and allocated pro rata between the two classes of common shares. The deemed dividend to Class A stockholders was allocated to the Class A shares as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$510,863	$99,345	$954,730	$238,682	$2,476,033	$579,045	$1,748,392	$560,805
Denominator:
Basic and diluted weighted average common shares outstanding	11,307,475	2,198,901	13,800,000	3,450,000	12,969,158	3,032,967	10,755,882	3,450,000
Basic and diluted net income per common share	$0.05	$0.05	$0.07	$0.07	$0.19	$0.19	$0.16	$0.16

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 3. INITIAL PUBLIC OFFERING

Public Units

Pursuant to the Initial Public Offering, the Company sold 13,800,000 Units, which includes the full exercise by the underwriters of their overallotment option in the amount of 1,800,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. The warrants were to become exercisable 30 days after the completion of the initial Business Combination and were to expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. As discussed in Note 1, the Company announced on November 4, 2024 its decision to dissolve and liquidate with a redemption of the Company’s public shares expected to occur on November 15, 2024.  The Company will be cancelling the Public Warrants in connection with its liquidation.

Public Warrants

Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants were to become exercisable 30 days after the completion of the initial Business Combination and were to expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As discussed in Note 1, the Company announced on November 4, 2024 its decision to dissolve and liquidate. There will be no redemption rights or liquidating distributions with respect to the Company's warrants, which will expire worthless.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,260,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,390,000 from the Company in a private placement. Each Private Placement Warrant was exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrant were added to the net proceeds from the Initial Public Offering held in the Trust Account. Because the Company will not complete a Business Combination within the Combination Period as discussed in Note 1, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Common Stock (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 31, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). In December 2021, we effected a stock dividend of 2.5 shares for each Founder Share resulting in the Sponsor owning 7,187,500 Founder Shares.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

August 2024 Stock Conversion

On August 28, 2024, the Sponsor converted all of its 3,450,000 shares of Class B common stock into 3,450,000 shares of Class A common stock.

Promissory Note

On March 31, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. On December 21, 2021, the Sponsor agreed to extend the Promissory Note to the earlier of September 30, 2022 or the closing of the Initial Public Offering. Subsequently, on October 28, 2022, the Sponsor agreed to extend the Promissory Note to the earlier of September 30, 2023 or the closing of the Initial Public Offering. As part of the Initial Public Offering, $279,493 was repaid to the Sponsor and no balances remain outstanding as of March 2, 2023. Borrowings under the promissory note are no longer available.

Convertible Extension Note

In connection with the Special Meeting held on August 27, 2024, the Company issued a non-interest bearing, unsecured promissory note in favor of the Sponsor, providing for loans up to the aggregate principal amount of $600,000. The Extension Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company (the “Maturity Date”). The Sponsor, at any time on or prior to the Maturity Date, to convert up to $600,000 outstanding under the Extension Note into warrants to purchase shares of the Company’s Class A common stock at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of September 30, 2024 and December 31, 2023, the Company has borrowed an aggregate of $189,015 and $0, respectively, under the Extension Note.

Administrative Support Agreement

The Company has agreed to pay the Sponsor, commencing on February 27, 2023, a total of $25,000 per month for office space, administrative and shared personnel support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

For the three and nine months ended September 30, 2024, the Company incurred $75,000 and $225,000 of administrative services fees, respectively. For the three and nine months ended September 30, 2023, the Company incurred and paid $75,000 and $175,000 of administrative services fees, respectively. As of September 30, 2024 and December 31, 2023, the Company has $150,000 and $0 in outstanding administrative services fees which was included in Accounts payable and accrued expenses line in the accompanying condensed balance sheets.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Financial Advisory Services

On February 13, 2023, the Company and Signet Securities, LLC (“Signet”) entered into an agreement in which the Company engages Signet as its exclusive financial advisor in connection with the Initial Public Offering. Signet would have received an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, totaling $276,000, and (2) 20% of the deferred underwriting commission payable to the underwriter, which would have been paid to Signet upon the closing of the Business Combination. One of the Founding Partners of the Company, and the Chief Operating Officer, were registered representatives of Signet, and would have participated in a portion of the fees payable to Signet in connection with the closing of the Business Combination. As discussed in Note 1, the Company will dissolve and liquidate and as a result, will not be closing the Business Combination within the Combination Period.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 27, 2023, the holders of the (i) Founder Shares, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) warrants that would have been issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) have registration rights that would have required the Company to register a sale of any of the Company’s securities held by them. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company was to bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $4,830,000 in the aggregate. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement. As discussed in Note 1, the Company will not be closing the Business Combination within the Combination Period.

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2024, there were 3,450,000 shares of Class A common stock issued or outstanding, excluding 3,780,300 Class A common stock subject to possible redemption. At December 31, 2023, there were 0 shares of Class A common stock issued or outstanding, excluding 13,800,000 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023 there were 0 and 3,450,000 shares of Class B common stock issued and outstanding, respectively.

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

The Class B common stock was to automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities had been issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares would have equaled, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares would have never occurred on a less than one-for-one basis.

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

SILVERBOX CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$40,751,549	$144,651,855

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except for the event described below, the Company did not identify any subsequent events that would require adjustments to the disclosures in the unaudited condensed financial statements.

On November 4, 2024, the Company announced that because it did not complete its initial business combination by November 2, 2024, it has decided to dissolve and liquidate with a redemption of its public shares expected to occur on November 15, 2024.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on March 16, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company announced on November 4, 2024 that because it did not complete its initial business combination by November 2, 2024, it has decided to dissolve and liquidate with a redemption of its public shares expected to occur on November 15, 2024.  Prior to the Company’s accouncement, our intention was to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 16, 2021 (inception) through September 30, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues as a result of its November 4, 2024 announcement to dissolve and liquidate. Prior to our announcement, we generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $610,208, which consists of interest income on marketable securities held in the Trust Account of $1,423,400, offset by an unrealized loss on marketable securities held in Trust Account of $3,802, operating costs of $521,774 and provision for income taxes of $287,616.

For the nine months ended September 30, 2024, we had net income of $3,055,078, which consists of interest income on marketable securities held in the Trust Account of $5,210,147, offset by operating costs of $1,138,297 and provision for income taxes of $1,016,772.

For the three months ended September 30, 2023, we had a net income of $1,193,412, which consists of interest income on marketable securities held in the Trust Account of $1,888,100, offset by unrealized loss on marketable securities held in Trust Account of $51,242, operating costs of $275,991, and provision for income taxes of $367,455.

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

For the nine months ended September 30, 2024, cash used in operating activities was $2,289,251. Net income of $3,055,078 was affected by interest earned on marketable securities held in the Trust Account of $5,210,147. Changes in operating assets and liabilities used $134,182 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $1,236,942. Net income of $2,309,197 was affected by interest earned on marketable securities held in the Trust Account of $4,001,782 and unrealized gain on marketable securities held in Trust Account of $14,515. Changes in operating assets and liabilities provided $470,158 of cash for operating activities.

As of September 30, 2024, we had marketable securities held in the Trust Account of $40,751,549 (including approximately $2,381,504 of interest income that has not been withdrawn) consisting of money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2024, we have withdrawn $2,582,353 of interest earned from the Trust Account.

Prior to our announcement to redeem all our public shares, we had intended to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt was used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account would have been used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had unrestricted cash of $184,174 and restricted cash of $134,246. Prior to our announcement of our intention to dissolve and liquidate, we had intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.  Subsequent to the announcement of our intention to dissolve and liquidate, we intend to use such funds to pay expenses associated with the liquidation and to settle outstanding liabilities of the Company.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, or certain of our officers and directors or their affiliates might have, but were not obligated to, loan us funds as may be required. If we had completed an initial business combination, we would repay such loaned amounts. As we have not completed a Business Combination within the Combination Period and have announced our intention to dissolve and liquidate, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

The Company announced on November 4, 2024 that because it did not complete its initial business combination by November 2, 2024, it has decided to dissolve and liquidate with a redemption of its public shares expected to occur on November 15, 2024. We have determined that such mandatory liquidation and subsequent dissolution and the liquidity issue raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the condensed financial statements. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,830,000 in the aggregate. The deferred fee would have become payable to the underwriters from the amounts held in the Trust Account solely in the event that we completed an initial business combination, subject to the terms of the underwriting agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Title of Document	Notes
10.1

Convertible Promissory Note, dated August 29, 2024, issued to SilverBox Sponsor III LLC (incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024).

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

SILVERBOX CORP III

Date: November 13, 2024	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)